Form 10-Q
period 2005-06-30
ML Appleton FuturesAccess LLC
filed 2005-08-12
CIK 1311385

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 0-51087

                          ML APPLETON FUTURESACCESS LLC
                          -----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                       20-1227880
-------------------------------                -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                     JUNE 30,
                                                                       2005
                                                                   -------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                             $   7,368,295
  Net unrealized gains on open contracts                                 393,817
Accrued interest                                                          14,768
                                                                   -------------

       TOTAL ASSETS                                                $   7,776,880
                                                                   =============

LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
  Management fee payable                                           $      12,920
  Sponsor's fee payable                                                   11,972
  Incentive fee payable                                                   47,689
  Redemptions payable                                                     45,300
  Other fees payable                                                      27,322
                                                                   -------------

       Total liabilities                                                 145,203
                                                                   -------------

MEMBERS' CAPITAL:

  Sponsor's Interest (20,324 Units)                                       20,469
  Members' Interests (7,561,472 Units)                                 7,611,208
                                                                   -------------
     Total members' capital                                            7,631,677
                                                                   -------------

       TOTAL LIABILITIES AND MEMBERS' CAPITAL                      $   7,776,880
                                                                   =============

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                               STATEMENT OF INCOME
                                   (unaudited)

                                                                  FOR THE PERIOD
                                                                   APRIL 1, 2005
                                                            (COMMENCEMENT OF OPERATIONS)
                                                                        TO
                                                                   JUNE 30, 2005
                                                                   -------------
TRADING PROFITS (LOSSES):

   Realized                                                        $    (142,163)
   Change in unrealized                                                  393,817
                                                                   -------------

     Total trading profits                                               251,654
                                                                   -------------

INVESTMENT INCOME:
  Interest                                                                37,887
                                                                   -------------

EXPENSES:
   Brokerage commissions                                                   2,971
   Management fee                                                         30,695
   Incentive fee                                                          47,689
   Sponsor's fee                                                          23,882
   Other                                                                  27,322
                                                                   -------------

     Total expenses                                                      132,559
                                                                   -------------
NET INVESTMENT LOSS                                                      (94,672)
                                                                   -------------
NET INCOME                                                         $     156,982
                                                                   =============

NET INCOME PER UNIT:

Weighted average number of Units outstanding                           2,527,265
                                                                   =============

Net income per weighted average Unit                               $      0.0621
                                                                   =============

See notes to financial statements.

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
   FOR THE PERIOD APRIL 1, 2005 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2005
                                   (unaudited)

                                                                  MEMBERS' CAPITAL

                                                              SPONSOR'S        MEMBERS'
                                                UNITS          INTEREST       INTEREST         TOTAL
                                           -------------   -------------   -------------   -------------
MEMBERS' CAPITAL,
April 1, 2005                                         -    $           -   $           -   $           -

Additions                                      7,696,796          19,999       7,568,848       7,588,847

Net income                                             -             470         156,512         156,982

Redemptions                                     (115,000)              -        (114,152)       (114,152)
                                           -------------   -------------   -------------   -------------
MEMBERS' CAPITAL,
 June 30, 2005                                 7,581,796   $      20,469   $   7,611,208   $   7,631,677
                                           =============   =============   =============   =============

See notes to financial statements.

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the "Fund") as of June 30, 2005, and the results of its operations for the period April 1, 2005 (commencement of operations) to June 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ended December 31, 2005.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

     At June 30, 2005 the Net Asset Values of the different series of Units are as follows:

                                                         NET ASSET
                     NET ASSET          NUMBER OF        VALUE PER
                       VALUE              UNITS            UNIT
                  --------------     ------------     -------------
Series A          $      816,352          809,545     $    1.0084
Series C               6,229,195        6,192,627          1.0059
Series D                 380,093          375,509          1.0122
Series I                 206,037          204,115          1.0094
                  --------------      -----------
                  $    7,631,677        7,581,796
                  ==============      ===========

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Fund has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund's net unrealized profit on such derivative instruments as reflected in the Statement of Financial Condition. The Fund's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

     Merrill Lynch Alternative Investments LLC ("MLAI"), the Sponsor of the Fund, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Appleton Capital Management ("Appleton"), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI's basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Appleton itself.

     CREDIT RISK

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

     The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity from commodity futures trading accounts in the Statement of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                     Class A

                                JAN.       FEB.       MAR.        APR.       MAY        JUN.
                             ------------------------------------------------------------------
                      2005      n/a        n/a         n/a      $ 0.9844   $ 0.9424    $ 1.0084

                     Class C

                                JAN.       FEB.       MAR.        APR.       MAY        JUN.
                             -----------------------------------------------------------------
                      2005      n/a        n/a         n/a     $ 0.9836   $ 0.9409    $ 1.0059

                     Class D

                                JAN.       FEB.       MAR.        APR.       MAY        JUN.
                             -----------------------------------------------------------------
                      2005      n/a        n/a         n/a     $ 0.9856   $ 0.9448    $ 1.0122

                     Class I

                                JAN.       FEB.       MAR.        APR.       MAY        JUN.
                             -----------------------------------------------------------------
                      2005      n/a        n/a         n/a     $ 0.9847   $ 0.9430    $ 1.0094

Performance Summary

April 1, 2005 to June 30, 2005

The Fund posted a gain for the second quarter despite losses in the first two months of the quarter. The Fund does primarily all of its trading in the currency sector.

The majority of trading revolved around the Canadian dollar early in the quarter. Previous gains made from a long Canadian dollar position versus the Japanese yen reversed to losses as the trend came to an end in April. Holding short positions in the Canadian dollar helped to get back from a downward trend to a more flat performance. However, the dominant short position soon experienced a reversal too sharp to avoid losses when the Canadian dollar/Japanese yen position experienced a sharp reversal as it began to rise in quick succession. The strength of the Canadian dollar throughout the quarter attributed to profits late in the quarter as the Fund added to its long positions.

Trading in the U.S. dollar was complex. The U.S. dollar appreciated against the Japanese yen and Euro then gradually slid back down early in the quarter. During the middle of the quarter the U.S. dollar began to move upwards against the Japanese yen and the Euro, which continued through the end of the quarter. The Euro's continual decline was responsible for the gains that were realized in the latter part of the quarter.

The Japanese yen has proven to be a volatile market to trade in. The Japanese yen contributed to most of the losses early in the quarter. Towards the end of the quarter, the Japanese yen held steady against the U.S. dollar but remained high on the portfolio's agenda as the Fund had a large exposure in the U.S. dollar/ Japanese yen position.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the Sponsor of ML Appleton FuturesAccess LLC, with the participation of the Sponsor's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Fund or MLAI is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          There are no exhibits required to be filed as part of this document.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the three months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ML APPLETON FUTURESACCESS LLC


                              By: MERRILL LYNCH ALTERNATIVE
                                    INVESTMENTS LLC
                                   (General Partner)


Date: August 12, 2005         By /s/ ROBERT M. ALDERMAN
                                 -----------------------
                                 Robert M. Alderman
                                 Chief Executive Officer, President and Manager (Principal Executive Officer)


Date:  August 12, 2005
                              By /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)