Form 10-Q
period 2005-09-30
ML Appleton FuturesAccess LLC
filed 2005-11-14
CIK 1311385

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-51087

                          ML APPLETON FUTURESACCESS LLC
                          -----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                        20-1227880
-------------------------------                ---------------------------------
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

                                  609-282-6996
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                        STATEMENT OF FINANCIAL CONDITION
                                   (unaudited)

                                                                      SEPTEMBER 30,
                                                                          2005
                                                                    ----------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                              $     13,527,611
  Net unrealized gains on open contracts                                     970,585
Accrued interest                                                              28,651
                                                                    ----------------

      TOTAL ASSETS                                                  $     14,526,847
                                                                    ================

LIABILITIES AND MEMBERS' CAPITAL:
LIABILITIES:
  Management fee payable                                            $         24,123
  Sponsor's fee payable                                                       25,786
  Incentive fee payable                                                      155,778
  Redemptions payable                                                         22,478
  Other fees payable                                                          52,901
                                                                    ----------------

    Total liabilities                                                        281,066
                                                                    ----------------

MEMBERS' CAPITAL:

 Sponsor's Interest (20,324 Units)                                            20,898
 Members' Interests (13,848,140 Units)                                    14,224,883
                                                                    ----------------
    Total members' capital                                                14,245,781
                                                                    ----------------

      TOTAL LIABILITIES AND MEMBERS' CAPITAL                        $     14,526,847
                                                                    ================

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                               STATEMENT OF INCOME
                                   (unaudited)

                                                                        FOR THE PERIOD
                                                                        APRIL 1, 2005
                                                  FOR THE THREE        (COMMENCEMENT OF
                                                   MONTHS ENDED         OPERATIONS) TO
                                                SEPTEMBER 30, 2005    SEPTEMBER 30, 2005
                                                ------------------    ------------------
TRADING PROFITS (LOSSES):

    Realized                                    $          (35,525)   $         (177,688)
    Change in unrealized                                   576,768               970,585
                                                ------------------    ------------------

      Total trading profits (losses)                       541,243               792,897
                                                ------------------    ------------------

INVESTMENT INCOME:

  Interest                                                  87,772               125,659
                                                ------------------    ------------------

EXPENSES:
  Brokerage commissions                                          -                 2,971
  Management fee                                            59,418                90,113
  Incentive fee                                            108,088               155,777
  Sponsor's fee                                             64,032                87,914
  Other                                                     29,400                56,722
                                                ------------------    ------------------

      Total expenses                                       260,938               393,497
                                                ------------------    ------------------

NET INVESTMENT LOSS                                       (173,166)             (267,838)
                                                ------------------    ------------------

NET INCOME                                      $          368,077    $          525,059
                                                ==================    ==================

NET INCOME PER UNIT:

Weighted average number of Units outstanding             2,095,555             1,733,559
                                                ==================    ==================

Net income per weighted average Unit            $           0.1756    $           0.3029
                                                ==================    ==================

See notes to financial statements.

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                  FOR THE PERIOD APRIL 1, 2005 (COMMENCEMENT OF
                        OPERATIONS) TO SEPTEMBER 30, 2005
                                   (unaudited)

                                                           MEMBERS' CAPITAL

                                                        SPONSOR'S      MEMBERS'
                                          UNITS         INTEREST       INTEREST         TOTAL
                                      ------------    ------------   ------------    ------------
MEMBERS' CAPITAL,
 April 1, 2005                                   -    $          -   $          -    $          -

Additions                               14,784,808          19,999     14,593,928      14,613,927

Net income                                       -             899        524,160         525,059

Redemptions                               (916,344)              -       (893,205)       (893,205)
                                      ------------    ------------   ------------    ------------
MEMBERS' CAPITAL,
September 30, 2005                      13,868,464    $     20,898   $ 14,224,883    $ 14,245,781
                                      ============    ============   ============    ============

See notes to financial statements.

                          ML APPLETON FUTURESACCESS LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the "Fund") as of September 30, 2005, and the results of its operations for the period April 1, 2005 (commencement of operations) to September 30, 2005. However, the operating results for the interim period may not be indicative of the results for the period ending December 31, 2005.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the Fund's Form 10 filed with the Securities and Exchange Commission.

2.   NET ASSET VALUE PER UNIT

     At September 30, 2005 the Net Asset Values of the different series of Units are as follows:

                                                             NET ASSET
                            NET ASSET       NUMBER OF        VALUE PER
                              VALUE           UNITS            UNIT
                          -------------    ------------    -------------
     Series A             $   1,644,006       1,594,736    $      1.0309
     Series C                10,663,728      10,397,557           1.0256
     Series I                 1,546,937       1,500,662           1.0308
     Series D                   391,110         375,509           1.0415
                          -------------    ------------
                          $  14,245,781      13,868,464
                          =============    ============

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Fund has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund's net unrealized gains on open contracts on such derivative instruments as reflected in the Statement of Financial Condition. The Fund's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

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

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gains on open contracts, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                  Class A

          JAN.       FEB.        MAR.       APR.        MAY          JUN.         JUL.        AUG.        SEP.
----------------------------------------------------------------------------------------------------------------
2005      n/a        n/a         n/a      $ 0.9844    $ 0.9424     $ 1.0084    $ 1.0226     $ 0.9499    $ 1.0309

                  Class C

          JAN.       FEB.        MAR.       APR.        MAY          JUN.         JUL.        AUG.        SEP.
----------------------------------------------------------------------------------------------------------------
2005      n/a        n/a         n/a      $ 0.9836    $ 0.9409     $ 1.0059    $ 1.0200     $ 0.9458    $ 1.0256

                  Class D

          JAN.       FEB.        MAR.       APR.        MAY          JUN.         JUL.        AUG.        SEP.
----------------------------------------------------------------------------------------------------------------
2005      n/a        n/a         n/a      $ 0.9856    $ 0.9448     $ 1.0122    $ 1.0294     $ 0.9585    $ 1.0415

                  Class I

          JAN.       FEB.        MAR.       APR.        MAY          JUN.         JUL.        AUG.        SEP.
----------------------------------------------------------------------------------------------------------------
2005      n/a        n/a         n/a      $ 0.9847    $ 0.9430     $ 1.0094    $ 1.0208     $ 0.9495    $ 1.0308

Performance Summary

APRIL 1, 2005 TO SEPTEMBER 30, 2005

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

July 1, 2005 to September 30, 2005

The Fund posted a gain for the third quarter thanks to a particularly strong quarter end. The Fund does primarily all of its trading in the currency sector.

The big news in the beginning of the quarter was the decision by the People's Bank of China (PBOC) on July 21st to alter their longstanding currency policy. The decision to move to a managed float was probably the best conclusion that currency market participants could have hoped for. The announcement caused the U.S. dollar / Japanese yen to drop early in the quarter and the real time calculation of volatility for the Fund jumped substantially causing the risk management module to conclude the portfolio had exceeded its volatility limits. It was as a result of this, and not due to any perceived trend reversal, that more than half of the positions on the book were closed. As the quarter progressed markets returned to their prior levels. Although much of the losses had been locked in, these recoveries allowed the programs to creep back into positive territory for the month and indeed for the year. As the quarter came to an end the Japanese yen reached 14-month lows against the U.S. dollar, as well as multi-year lows against the Canadian dollar. As a result, there were profits to be made in the major currency markets and their crosses in the latter part of the quarter.

The Canadian dollar / Japanese yen position had been a profitable pair for the Fund throughout the quarter, with a large range in price fluctuation being one that was played nicely several times, both long and short. During the middle of the quarter the U.S. dollar / Canadian dollar position remained steady, the Canadian dollar appeared to be showing signs of longer term strength. With the other major currencies showing such indecision, it was this trade that seemed the most promising. The Canadian dollar continued to march on. However, as the quarter drew to a close the long exposure was slightly reduced.

Outright positions in the U.S. dollar had been thin on the ground this year, with an ongoing battle between the bulls and the bears on the currency proving inconclusive. The tail end of the quarter saw this change somewhat. With U.S. dollar / Japanese yen and Euro / U.S. dollar getting above and below significant levels respectively, the Fund reacted by taking on more and more outright U.S. dollar exposure as the quarter drew to a close.

The recent addition of the Australian dollar to the trading opportunity set reaped instant benefits. As the quarter came to an end the Australian dollar was on the rise and prompted the fund to take more exposure in the Australian currency.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)Exhibits.

               The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02          Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:     Are filed herewith.

32.01 and
32.02          Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:     Are filed herewith.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the six months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ML APPLETON FUTURESACCESS LLC


                               By: MERRILL LYNCH ALTERNATIVE
                                       INVESTMENTS LLC
                                          (Sponsor)


Date: November 14, 2005        By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: November 14, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)