Form 10-K
period 2005-12-31
ML Appleton FuturesAccess LLC
filed 2006-04-03
CIK 1311385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-50269

ML APPLETON FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC
Princeton Corporate Campus
800 Scudders Mill Road – Section 2-G
Plainsboro, New Jersey 08536
(Address of principal executive offices)

Registrant’s telephone number, including area code: (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer_☐	Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

The units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 1, 2006, units of limited liability company interest with an aggregate value of $ 27,843,077 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2005 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2005, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at
1-877-465-8435.

ML APPLETON FUTURESACCESS LLC

ANNUAL REPORT FOR 2005 ON FORM 10-K

PART I

Item 1:  Business

(a)           General Development of Business:

ML Appleton FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per unit for all other purposes) as of the beginning of each calendar month. The Fund engages in the speculative trading of currency forward contracts. Appleton Capital Management LLC (“Appleton”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”), a wholly-owned subsidiary of Merrill Lynch Investment Managers, L.P. (“MLIM”), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the manager of the Fund.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2005, the capitalization of the Fund was $19,952,646 and the Net Asset Value per Unit for all other purposes, originally $1.000 as of April 1, 2005, had risen to $1.0969 for Class A, $1.0881 for Class C, $1.1178 for Class D and $1.1018 for Class I. The Net Asset Value per Unit for financial reporting purposes in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) was $1.0946 for Class A, $1.0858 for Class C, $1.1155 for Class D and $1.0995 for Class I.

The highest month-end Net Asset Value per Unit for all other purposes for Class A since Appleton began trading the Fund was $1.1624 (November 30, 2005) and the lowest was $0.9424 (May 31, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class C since Appleton began trading the Fund was $1.1533 (November 30, 2005) and the lowest was $0.9409 (May 31, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since Appleton began trading the Fund was $1.1796 (November 30, 2005) and the lowest was $0.9448 (May 31, 2005).  The highest month-end Net Asset Value per Unit for all other purposes for Class I since Appleton began trading the Fund was $1.1643 (November 30, 2005) and the lowest was $0.9430 (May 31, 2005).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Fund trades in the international forward currency markets with the objective of achieving substantial capital appreciation.

The Fund has entered into an advisory agreement with Appleton whereby Appleton trades through a managed account the Fund’s assets using its 25% Risk Program.  The Fund engages in the speculative trading of over-the-counter currency forward contracts.

One of the aims of the Fund is to provide diversification to a limited portion of the risk segment of the investors’ (each a “Member and collectively “Members”) portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Appleton to trade on a speculative basis in currency forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

Appleton’s trading is limited to the speculative trading of over-the-counter forward currency contracts and exchange traded currency future contracts on various G-7 currencies.

Market Types

Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Custody of Assets

Substantially all of the Fund’s assets are currently held in Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

The will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund.  Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances which may be held in the offset accounts (as described below).  Cash Assets do not include and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Fund’s cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Available Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

MLPF&S credits the Fund with interest at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates but not less than 75% of such prevailing rate. The Fund is credited with interest on any of its assets and net gains actually held by MLPF&S non-U.S. dollar currencies at a prevailing local rate received by

Merrill Lynch. Merrill Lynch may drive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Fund, from possession of such assets.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Fund and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar Available Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Management Fees paid by the Fund to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Available Assets

Under the single currency margining system implemented for the Fund, the Fund itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund’s U.S. dollar Cash Assets.  The Fund does not earn interest on foreign margin deposits provided by MLPF&S. The Fund does, however, earn interest on its non-U.S. dollar Cash Assets.  Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund.  Merrill Lynch charges the Fund Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

The Fund may hold foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Fund’s U.S. dollar Cash Assets which generally occurs weekly.  Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed.  Assets of the Fund while held in foreign currencies are subject to exchange rate risk.

Charges

The following table summarizes the charges incurred by the Fund for the period April 1, 2005 (commencement of operations) to December 31, 2005.

	2005
		% of Average
		Month-End
	Dollar	Net Assets (non
Charges	Amount	GAAP)

Other Expenses	$82,703	0.72%
Sponsor’s fees	192,348	1.68%
Management fees	185,506	1.62%
Performance fees	427,382	3.74%
Total	$887,939	7.76%

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Value for all other purposes during 2005 equaled $11,436,993.

During 2005, the Fund earned $ 299,686 in interest income, or approximately 2.62% of the Fund’s average month-end Net Asset Value for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions	During 2005, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $14.35.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D does not pay a sponsor fee.

MLAI	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid–ask spreads	Bid–ask spreads on forward and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Appleton	Annual performance fees	20% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year.

Appleton	Management Fees	A flat rate monthly charge of 0.1667 of 1% of the Fund’s month-end assets (a 2% annual rate).

Others	Operating expense of Fund including audit, legal and tax services.	Actual payments to third parties.

MLAI; Others	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

MLAI, Appleton and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

(i) through Fund (xii) — not applicable.

(xiii)  The Fund has no employees.

(d)           Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries.

The Fund trades on a number of foreign currency forward markets.  The Fund does not engage in the sales of goods or services.

Item 1A:  Risk factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisor’s past performance may not be representative of how it may trade in the future for the Fund.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Forward Trading

The Fund will trade currencies in the forward in addition to in the futures markets.  The forward markets are over-the-counter, not exchange, markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisor may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Fund’s trading advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The trading advisor trades extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s management offices are the management offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536).  MLAI performs management services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

Neither the Fund nor MLAI has ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Fund.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Fund.

Item 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

(b)           Holders:

As of December 31, 2005, there were 638 holders of Units, including MLAI.

(c)           Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

	Subscription				Subscription
CLASS A	Amount	Units	NAV(1)	CLASS D	Amount	Units	NAV(1)
Apr-05	564,525	564,525	1.0000	Apr-05	332,331	332,331	1.0000
May-05	78,248	79,488	0.9844	May-05	—	—	0.9856
Jun-05	155,997	165,532	0.9424	Jun-05	40,794	43,178	0.9448
Jul-05	295,422	292,961	1.0084	Jul-05	—	—	1.0122
Aug-05	184,270	180,197	1.0226	Aug-05	—	—	1.0294
Sep-05	314,923	331,533	0.9499	Sep-05	—	—	0.9585
Oct-05	152,096	147,537	1.0309	Oct-05	—	—	1.0415
Nov-05	150,145	140,902	1.0656	Nov-05	—	—	1.0790
Dec-05	204,748	176,142	1.1624	Dec-05	—	—	1.1796
Jan-06	462,670	421,798	1.0969	Jan-06	1,084,998	970,655	1.1178
Feb-06	288,589	261,735	1.1026	Feb-06	—	—	1.1251

	Subscription				Subscription
CLASS C	Amount	Units	NAV(1)	CLASS I	Amount	Units	NAV(1)
Apr-05	3,840,000	3,840,000	1.0000	Apr-05	177,000	177,000	1.0000
May-05	1,210,965	1,231,156	0.9836	May-05	—	—	0.9847
Jun-05	1,153,987	1,226,471	0.9409	Jun-05	34,999	37,115	0.9430
Jul-05	1,045,980	1,039,845	1.0059	Jul-05	732,745	725,921	1.0094
Aug-05	2,415,811	2,368,442	1.0200	Aug-05	16,999	16,653	1.0208
Sep-05	1,492,933	1,578,487	0.9458	Sep-05	525,997	553,973	0.9495
Oct-05	1,839,448	1,793,534	1.0256	Oct-05	44,999	43,654	1.0308
Nov-05	1,306,343	1,234,029	1.0586	Nov-05	61,228	57,405	1.0666
Dec-05	1,115,962	967,625	1.1533	Dec-05	29,998	25,765	1.1643
Jan-06	1,980,960	1,820,568	1.0881	Jan-06	144,997	131600	1.1018
Feb-06	3,054,912	2,795,235	1.0929	Feb-06	977,753	882528	1.1079

(1)           Net Asset Value for all other purposes.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:  Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

For the period
April 1, 2005
to December 31,
Statement of Income	2005

TRADING REVENUES:

Trading profit (loss)
Realized	$2,833,846
Change in Unrealized	(728,432)
Brokerage Commissions	(2,971)
Total trading profits	$2,102,443

INVESTMENT INCOME:
Interest	299,686

EXPENSES:
Management fees	185,506
Performance fees	427,382
Sponsor’s fees	202,485
Other	82,703
Total Expenses before reimbursement	898,076
Sponsor’s fee reimbursement	(10,137)
Total Expenses	887,939

NET INVESTMENT LOSS	(588,253)

NET INCOME	$1,514,190

Balance Sheet Data	December 31, 2005

Members’ Capital	$19,952,646
Net Asset Value per Class A Unit	$1.0946
Net Asset Value per Class C Unit	$1.0858
Net Asset Value per Class D Unit	$1.1155
Net Asset Value per Class I Unit	$1.0995

For financial reporting purposes in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2005, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$2,221,377	$2,216,776	2,025,192	$1.0969	$1.0946
Class C	$15,559,817	$15,527,592	14,300,082	$1.0881	$1.0858
Class D	$419,756	$418,887	375,509	$1.1178	$1.1155
Class I	$1,793,105	$1,789,391	1,627,486	$1.1018	$1.0995
	$19,994,055	$19,952,646	18,328,269

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9844	$0.9424	$1.0084	$1.0226	$0.9499	$1.0309	$1.0656	$1.1624	$1.0969

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9836	$0.9409	$1.0059	$1.0200	$0.9458	$1.0256	$1.0586	$1.1533	$1.0881

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9856	$0.9448	$1.0122	$1.0294	$0.9585	$1.0415	$1.0790	$1.1796	$1.1178

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9847	$0.9430	$1.0094	$1.0208	$0.9495	$1.0308	$1.0666	$1.1643	$1.1018

Pursuant to CFTC policy, monthly performance is presented from April 1 2005 (commencement of operations).

ML APPLETON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2005

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $2,100,374

Current Capitalization:   $2,221,377

Worst Monthly Drawdown(2):  (7.11)% (August 2005)

Worst Peak-to-Valley Drawdown(3):  (7.11)%  (August 2005)

Net Asset Value per Unit, December 31, 2005:   $1.0969

Monthly Rates of Return(4)

Month	2005
January	—
February	—
March	—
April	-1.56
May	-4.27
June	7.00
July	1.40
August	-7.11
September	8.53
October	3.37
November	9.08
December	-5.64
Compound Annual Rate of Return	9.69

(1) Certain Funds, including Fund’s sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return based on GAAP is 9.77%.

ML APPLETON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2005

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $15,421,429

Current Capitalization:   $15,559,817

Worst Monthly Drawdown(2):  (7.28)% (August 2005)

Worst Peak-to-Valley Drawdown(3):  (7.28)%  (August 2005)

Net Asset Value per Unit, December 31, 2005:   $1.0881

Monthly Rates of Return(4)

Month	2005
January	—
February	—
March	—
April	-1.64
May	-4.35
June	6.91
July	1.40
August	-7.28
September	8.44
October	3.22
November	8.95
December	-5.66
Compound Annual Rate of Return	8.81

(1) Certain Funds, including Fund’s sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return based on GAAP is 8.89%.

ML APPLETON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2005

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $373,125

Current Capitalization:   $419,756

Worst Monthly Drawdown(2):  (6.89)% (August 2005)

Worst Peak-to-Valley Drawdown(3):  (6.89)%  (August 2005)

Net Asset Value per Unit, December 31, 2005:   $1.1178

Monthly Rates of Return(4)

Month	2005
January	—
February	—
March	—
April	-1.44
May	-4.15
June	7.14
July	1.70
August	-6.89
September	8.67
October	3.59
November	9.33
December	-5.23
Compound Annual Rate of Return	11.78

(1) Certain Funds, including Fund’s sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return based on GAAP is 11.87%.

ML APPLETON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2005

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $1,623,965

Current Capitalization:   $1,793,105

Worst Monthly Drawdown(2):  (6.98)% (August 2005)

Worst Peak-to-Valley Drawdown(3):  (6.98)%  (August 2005)

Net Asset Value per Unit, December 31, 2005:   $1.1018

Monthly Rates of Return(4)

Month	2005
January	—
February	—
March	—
April	-1.53
May	-4.23
June	7.04
July	1.13
August	-6.98
September	8.57
October	3.47
November	9.16
December	-5.37
Compound Annual Rate of Return	10.18

(1) Certain Funds, including Fund’s sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return based on GAAP is 10.26%.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

Appleton is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that Appleton will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

Results of Operations

General

Appleton has been the Fund’s sole advisor since April 1, 2005.  Appleton is a trend-following trader, whose program makes a forecast of the value of a currency in the next time period as being a function of the value of that currency in the current time period.  Appleton also uses historical prices in an attempt to forecast future exchange rate movements.  The principals of Appleton took the view that this model would be most effectively utilized in relation to currencies that display political stability and high levels of liquidity.  Furthermore, currencies were sought so as to have as low a correlation as possible to one another.  Several currencies have been used that fit these criteria.  There can be no assurance that markets which have displayed direction in the past will continue to do so, therefore the principals of Appleton have altered the constituent currencies in the portfolio from time to time over the life of the trading programs.

As well as the expected price change as a result of the underlying directions, Appleton also takes into account the interest rate differential that is present between two currencies, as this is also a potential source of return.  No attempt is made to forecast the interest rate differential, but rather it is taken as a passive input to the forecast.  Simultaneously, Appleton will make a forecast of the expected volatility of the exchange rate in question.  This is done in order to more accurately deliver on the risk level targeted by the particular program or individual managed account.  As market volatility increases, Appleton will reduce the size of the position that is exposed to that volatility.  In this way, Appleton attempts to maintain a constant level of volatility for each account.

The final part of the process is the optimization of all positions.  Appleton will take the inputs of expected risk and forecast return and attempt to find the best combination of all possible positions from a risk-adjusted basis.  This process is repeated every day and can also be repeated intraday.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

2005

Total Trading
Profits

Currencies	$2,105,414
$2,105,414

The Fund posted a gain for 2005 because of its successful trading in only currencies and currencies. The Fund started trading in only currencies and currencies beginning of the second quarter.

At the beginning of the second quarter, the trading revolved around the Canadian dollar versus the Japanese yen with the Fund going primarily long in the Canadian dollar. Trading in the U.S. dollar was varied with the U.S. dollar initially appreciating against the Japanese yen and the Euro then reversing that trend only to reverse a second time by the Fund benefiting from the Euro’s, decline at the end of the second quarter. The Japanese yen proved very volatile during this period but held steady against the U.S. dollar later in the second quarter.

The big news in the beginning of the third quarter was the decision by the People’s Bank of China (PBOC) on July 21st to alter their longstanding currency policy.  After much speculation about a possible one-off revaluation of as much as 10%, the final outcome was much less dramatic. The decision to move to a managed float within a basket was the best conclusion that currency market participants could have hoped for. The announcement caused the U.S. dollar/Japanese yen to drop early in the quarter. The Japanese yen reached a 14-month low against the U.S. dollar and was trading weak against the Canadian dollar. As a result, there were profits to be made in the major currency markets and their crosses in the latter part of the third quarter.  The recent addition of the Australian dollar to the trading opportunity set reaped instant benefits. As the quarter came to an end, the Australian dollar was on the rise and prompted the Fund to take more exposure in the Australian currency.

In the beginning of the fourth quarter, the Fund continued to benefit from the weakness and volatility of the Japanese yen to the U.S. dollar. The Australian dollar trading opportunity set at the end of the third quarter and continued through the beginning of the fourth quarter.   Through the quarter, the single dominant theme was the continuing weakness of the Japanese yen, with interest rate differentials between the Japanese currency and its major counterparts set to continue into the foreseeable future.

The year ended with difficult trading conditions for all currency market participants as the market reversed some long established trends and themes. Proprietary risk management systems served the Fund well at the end of the year which meant the losses were well within tolerance levels despite the most difficult trading conditions seen in several years.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability and interest income.

During all periods set forth above “Selected Financial Data”, the interest rates in many countries were at unusually low levels.  The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund’s profitability.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Fund’s management fees and sponsor fees are a constant percentage of the Fund assets. Brokerage Commissions which are not based on a percentage of the Fund’s assets, are based on actual round turns. The performance fees payable to Appleton are based on the new Trading Profits generated by the excluding interest and after reduction of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have virtually no impact on the Fund.

Liquidity; Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits Appleton to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund, under the direction of Appleton, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27Aof the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Appleton is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the fiscal period 2005, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $11,436,993.

	December 31, 2005
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$18,509	0.16%	$222,113	$—

TOTAL	$18,509	0.16%	$222,113	$—

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Fund  — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Appleton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund . There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2005, by market sector.

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and Canadian dollar/Japanese yen. MLAI does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2005.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Appleton, calculating the Net Asset Value of the Fund account managed by Appleton as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual. Appleton applies its own risk management policies to its trading.

Risk Management

Appleton attempts to control risk in all aspects of the investment process  — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Appleton double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Appleton seeks to control overall risk as well as the risk of any one position, and Appleton trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Appleton factors the point of exit into the decision to enter (stop loss).  The size of Appleton’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the Appleton investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and Appleton may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

Appleton may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Appleton at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of Appleton’s investment strategy.  At its discretion, Appleton may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8:  Financial Statements and Supplementary Data

Selected Quarterly Financial Data

Appleton FutureAccess LLC

Net Income by Quarter

Three Quarters through December 31, 2005

	Fourth	Third	For the period
	Quarter	Quarter	May 1, 2005 to
	2005	2005	June 30, 2005
Total Income	$1,486,544	$629,015	$286,570
Total Expenses	497,413	260,938	129,588
Net Income	$989,131	$368,077	$156,982

Net Income per Unit	$0.6654	$0.1756	$0.0621

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.  MLAI promoted the Fund and is its controlling person.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A:  Controls and Procedures

Merrill Lynch Alternative Investments LLC, the manager of ML Appleton FuturesAccess LLC, with the participation of the manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10:  Directors and Executive Officers of the Registrant

10(a) and 10(b)  Identification of Directors and Executive Officers:

As a limited liability company, the Fund itself has no officers or directors and is managed by MLAI. Trading decisions are made by Appleton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Robert M. Alderman	Chief Executive Officer, President and Manager

Steven B. Olgin	Vice President, Chief Operating Officer and Manager

Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer

Jeffrey F. Chandor	Manager

Mr. Alderman was born in 1960.  Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master’s of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed s Association’s Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

Jeffrey F. Chandor was born in 1942. Mr. Chandor is the Global Sales Director of the Sponsor. Mr. Chandor became a Manager of the Sponsor on April 1, 2003. He was a Senior Vice President, Director of Sales, Marketing and Research and a Director of Merrill Lynch Investment Partners, Inc., a predecessor to the Sponsor. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

As of December 31, 2005, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $22,203.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation L.P., ML Select Futures I L.P., Global Horizons I L.P., ML Principal Protection L.P., ML Futures Investments L.P., ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Audit Committee Financial Expert:

Not applicable.  (Neither the Fund nor MLAI has an audit committee.)

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

The Fund has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Item 11:  Executive Compensation

The managers and officers of MLAI are remunerated by MLAI in their respective positions. The Fund does not itself have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its manager.)

(b)           Security Ownership of Management:

As of December 31, 2005, MLAI owned 20,324 Unit-equivalent member interests, which constituted 0.1107% of the total Units outstanding, the principals of MLAI did not own any Units, and Appleton did not own any Units.

(c)           Changes in Control:

None.

(d)         Securities Authorized for Issuance under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Fund

All of the service providers to the Fund, other than Appleton, are affiliates of Merrill Lynch or have been approved by Merrill Lynch.  Merrill Lynch negotiated with Appleton over the level of its management and performance fees.  However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arms-length bargaining.

The Fund pays Merrill Lynch Brokerage Commissions and Sponsor Fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the beneficiary of the revenues received by different Merrill Lynch entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2005, the Fund expensed:  (i) Brokerage Commissions of $2,971 to MLPF&S, $185,506 in management fees earned by Appleton; and (ii) Sponsor Fees of $192,348 after reimbursement of $10,137 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

Item 14:  Principal Accountant Fee’s and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the period ended December 31, 2005 were $38,500.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2005 related to the Fund.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund's tax returns for the year ended December 31, 2005 were $55,000.

(d)           All Other Fees

No fees were billed by Deloitte & Touche, LLP Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2005 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2005	2

	For the period ended December 31, 2005:
	Statement of Income	3
	Statement of Changes in Members’ Capital	4

	Financial Data Highlights for the period ended December 31, 2005	5

	Notes to Financial Statements	6-12

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Appleton FuturesAccess LLC.

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement (File No. 000-51087) filed on December 20, 2004, on Form 10 under the Securities Exchange Act of 1934 (the “Registrant’s Registration Statement”).

3.02	Limited Liability Company Operating Agreement of ML Appleton Futures Access LLC

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement.

10.01	Customer Agreement between ML Appleton Futures Access LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is filed herewith.

10.02	Advisory Agreement by and among ML Appleton FuturesAccess LLC, ML Appleton Futures Access Ltd., Appleton Trading Company, Inc. and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML APPLETON FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Sponsor

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Robert M. Alderman	Chief Executive Officer, President and Manager	March 31, 2006
Robert M. Alderman	(Principal Executive Officer)

/s/Steven B. Olgin	Vice President, Chief Operating Officer and Manager	March 31, 2006
Steven B. Olgin

/s/Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer	March 31, 2006
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor	Manager	March 31, 2006
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Sponsor of Registrant		March 31, 2006

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

ML APPLETON FUTURESACCESS LLC

2005 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm