Form 10-Q
period 2006-03-31
ML Appleton FuturesAccess LLC
filed 2006-05-15
CIK 1311385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-51087

ML APPLETON FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	20-1227880
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

ML APPLETON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash	$30,994,620	$21,237,799
Net unrealized loss on open contracts	(3,112,287)	(728,432)
Cash	2,294,911	29,573
Accrued interest	104,770	62,139

TOTAL ASSETS	$30,282,014	$20,601,079

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$50,397	$33,026
Sponsor’s fee payable	54,440	36,994
Peformance fee payable	—	427,383
Redemptions payable	357,796	40,610
Initial offering costs payable	38,597	41,409
Other payables	43,726	69,011

Total liabilities	544,956	648,433

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,324 and 20,324 Units issued and outstanding)	18,936	22,203
Members’ Interest (31,980,224 and 18,307,945 Units issued and outstanding)	29,718,122	19,930,443

Total members’ capital	29,737,058	19,952,646

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$30,282,014	$20,601,079

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three months ended March 31, 2006
TRADING LOSSES:

Realized	$(2,142,583)
Change in unrealized	(2,383,856)

Total trading losses	(4,526,439)

INVESTMENT INCOME:
Interest	279,230

EXPENSES:
Management fee	132,425
Sponsor’s fee	140,910
Other	33,666

Total expenses	307,001

NET INVESTMENT LOSS	(27,771)

NET LOSS	$(4,554,210)

NET LOSS PER UNIT:

Weighted average number of Units outstanding
Class A	2,762,898
Class C	19,704,253
Class D	1,346,164
Class I	2,441,663

Net loss per weighted average Unit
Class A	$(0.1676)
Class C	$(0.1739)
Class D	$(0.1594)
Class I	$(0.1844)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2006

Class A	2,015,034	1,195,537	(29,250)	—	3,181,321
Class C	14,289,916	10,830,300	(591,766)	—	24,528,450
Class D	375,509	970,655	—	—	1,346,164
Class I	1,627,486	1,346,504	(49,701)	—	2,924,289

Total Members’ Units	18,307,945	14,342,996	(670,717)	—	31,980,224

Class A	10,158	—	—	—	10,158
Class C	10,166	—	—	—	10,166
Class D	—	—	—	—	—
Class I	—	—	—	—	—

Total Sponsor’s Units	20,324	—	—	—	20,324

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2006

Class A	$2,205,634	$1,263,929	$(32,251)	$(461,561)	$2,975,751
Class C	15,516,532	11,197,546	(585,933)	(3,424,731)	22,703,414
Class D	418,886	1,084,999	—	(214,518)	1,289,367
Class I	1,789,391	1,457,120	(46,788)	(450,133)	2,749,590

Total Members’ Interests	$19,930,443	$15,003,594	$(664,972)	$(4,550,943)	$29,718,122

Class A	$11,142	$—	$—	$(1,627)	$9,515
Class C	11,061	—	—	(1,640)	9,421
Class D	—	—	—	—	—
Class I	—	—	—	—	—

Total Sponsor’s Interest	$22,203	$—	$—	$(3,267)	$18,936
Total Members’ Capital	$19,952,646	$15,003,594	$(664,972)	$(4,554,210)	$29,737,058

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the “Fund”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006. However, the operating results for the interim period may not be indicative of the results for the full year. The Fund commenced operations on April 1, 2005. Therefore comparative results for the interim period ending March 31, 2005 are not applicable.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.             NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund deducted the total initial offering costs at inception from Members’ Capital for purposes of determining Net Asset Value. For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At March 31, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$2,989,570	$2,985,266	3,191,479	$0.9367	$0.9354
Class C	22,742,955	22,712,835	24,538,616	$0.9268	$0.9256
Class D	1,290,088	1,289,367	1,346,164	$0.9583	$0.9578
Class I	2,753,042	2,749,590	2,924,289	$0.9414	$0.9403
	$29,775,655	$29,737,058	32,000,548

At December 31, 2005 the Net Asset Values of the different series of Units were:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$2,221,377	$2,216,776	2,025,192	$1.0969	$1.0946
Class C	$15,559,817	$15,527,592	14,300,082	$1.0881	$1.0858
Class D	$419,756	$418,887	375,509	$1.1178	$1.1155
Class I	$1,793,105	$1,789,391	1,627,486	$1.1018	$1.0995
	$19,994,055	$19,952,646	18,328,269

3.             FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The Sponsor of the Fund, Merrill Lynch Alternative Investments (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Appleton Capital Management (“Appleton”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Appleton itself.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity from commodity futures trading accounts in the Statements of Financial Condition.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan.	Feb.	Mar.
2006	$1.1026	$1.0013	$0.9367

Class C

	Jan.	Feb.	Mar.
2006	$1.0929	$0.9915	$0.9268

Class D

	Jan.	Feb.	Mar.
2006	$1.1251	$1.0231	$0.9583

Class I

	Jan.	Feb.	Mar.
2006	$1.1079	$1.0060	$0.9414

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to March 31, 2006

The Fund posted a net loss trading in financials and currencies due to difficult trading conditions for all currency market participants as the market reversed some long established trends and themes.

The main difficulties continue to stem from the lack of direction in the Japanese yen. There appears to be two opposite forces pulling on the U.S. dollar and the Japanese yen. However, the significant interest rate differential and the outlook for further rates hikes from the U.S. Federal Reserve would appear to support the U.S. dollar. Against this, there appears to be a reluctance to hold U.S. currency against the backdrop of increasing deficits and the war in Iraq. As a result, the trading continued to be trapped in the 116.00 to 119.00 range. Losses for the Fund continued through the end of the quarter due to the unwinding of the carry trades across the board.

The traditional practice of holding a high yielding currency at the expense of a low-yield one is commonplace in the foreign exchange markets. The rationale is that in the absence of any movement in the spot price, the currency manager will benefit from the interest rate differential therein. Reflecting on the movement in the first quarter, or lack thereof, in the major currency markets, Japanese yen, Euro, British pound and Canadian dollar showed that the price action in that time period was a trend-follower’s nightmare, with either little or no direction accompanied by patchy levels of volatility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Appleton FuturesAccess LLC (the “Fund”), with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Neither the Fund nor MLAI has ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLAI, Merrill Lynch International Bank (“MLIB”), MLPF&S and all other Merrill Lynch entities involved in the operation of the Fund. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Fund.

Item 2.    Changes in Securities and Use of Proceeds

(a)   None.

(b)   None.

(c)   None.

(d)   None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 5(a).                Recent Sales of Unregistered Securities:  Uses of Proceeds From Registered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription Amount	Units	NAV(1)
Jan-06	462,670	421,798	1.0969
Feb-06	288,589	261,735	1.1026
Mar-06	512,670	512,004	1.0013
Apr-06	593,761	633,886	0.9367

CLASS C

	Subscription Amount	Units	NAV(1)
Jan-06	1,980,960	1,820,568	1.0881
Feb-06	3,054,912	2,795,235	1.0929
Mar-06	6,161,674	6,214,497	0.9915
Apr-06	6,034,434	6,511,042	0.9268

CLASS D

	Subscription Amount	Units	NAV(1)
Jan-06	1,084,998	970,655	1.1178
Feb-06	—	—	1.1251
Mar-06	—	—	1.0231
Apr-06	6,196,499	6,466,137	0.9583

CLASS I

	Subscription Amount	Units	NAV(1)
Jan-06	144,997	131,600	1.1018
Feb-06	977,753	882,528	1.1079
Mar-06	334,370	332,376	1.0060
Apr-06	1,502,885	1,596,436	0.9414

(1) Net Asset Value for all other purposes

Item 6.                    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:              Are filed herewith.

32.01 and

32.02                       Section 1350 Certifications

Exhibit 32.01

and 32.02               Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML APPLETON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Sponsor)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)