Form 10-Q
period 2006-06-30
ML Appleton FuturesAccess LLC
filed 2006-08-14
CIK 1311385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

ML APPLETON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$52,552,792	$21,237,799
Net unrealized gain (loss) on open contracts	700,734	(728,432)
Cash	2,587,877	29,573
Accrued interest	200,827	62,139

TOTAL ASSETS	$56,042,230	$20,601,079

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$93,403	$33,026
Sponsor’s fee payable	82,960	36,994
Peformance fee payable	—	427,383
Redemptions payable	420,001	40,610
Initial offering costs payable	34,446	41,409
Other payables	533	69,011

Total liabilities	631,343	648,433

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,324 and 20,324 Units issued and outstanding)	17,491	22,203
Members’ Interest (64,125,776 and 18,307,945 Units issued and outstanding)	55,393,396	19,930,443

Total members’ capital	55,410,887	19,952,646

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$56,042,230	$20,601,079

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six
	months ended	months ended	months ended
	June 30,	June 30,	June 30,
	2006	2005(1)	2006
TRADING PROFITS (LOSSES):

Realized	$(7,345,025)	$(142,163)	$(9,487,608)
Change in unrealized	3,813,023	393,817	1,429,167
Brokerage Commissions	—	(2,971)	—

Total trading profits (losses)	(3,532,002)	248,683	(8,058,441)

INVESTMENT INCOME:
Interest	556,900	37,887	836,130

EXPENSES:
Management fee	248,596	30,695	381,021
Incentive fee	—	47,689	—
Sponsor’s fee	221,653	33,775	362,563
Other	190,310	24,896	223,976

Total expenses before reimbursement	660,559	137,055	967,560

Sponsor’s fee reimbursement	—	(9,893)	—

Total expenses	660,559	127,162	967,560

NET INVESTMENT LOSS	(103,659)	(89,275)	(131,430)

NET INCOME (LOSS)	$(3,635,661)	$159,408	$(8,189,871)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,641,078	672,694	3,701,988
Class C	35,916,726	4,987,928	27,810,490
Class D	11,469,188	346,724	6,407,676
Class I	4,625,321	186,038	3,533,492

Net income (loss) per weighted average Unit
Class A	$(0.0584)	$0.0265	$(0.1984)
Class C	$(0.0651)	$0.0261	$(0.2073)
Class D	$(0.0598)	$0.0205	$(0.1405)
Class I	$(0.0735)	$0.0226	$(0.2236)

(1) commencement of operations April 1, 2005

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and the three months ended June 30, 2005

(unaudited)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Loss	Members’ Capital June 30, 2006

Class A	564,525	—	234,862	—	—	799,387	2,015,034	3,735,025	(161,159)	—	5,588,900
Class C	3,840,000	—	2,447,461	(105,000)	—	6,182,461	14,289,916	27,785,783	(1,543,754)	—	40,531,945
Class D	332,331	—	40,795	—	—	373,126	375,509	12,970,838	—	—	13,346,347
Class I	177,000	—	37,115	(10,000)	—	204,115	1,627,486	3,517,592	(486,494)	—	4,658,584

Total Members’ Units	4,913,856	—	2,760,233	(115,000)	—	7,559,089	18,307,945	48,009,238	(2,191,407)	—	64,125,776

Class A	—	—	10,158	—	—	10,158	10,158	—	—	—	10,158
Class C	—	—	10,166	—	—	10,166	10,166	—	—	—	10,166
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	20,324	—	—	20,324	20,324	—	—	—	20,324

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and the three months ended June 30, 2005 (continued)

(unaudited)

	Initial Offering	Initial Offering Costs	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2005	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Loss	Members’ Capital June 30, 2006

Class A	$564,525	$(5,388)	$224,246	$—	$17,602	$800,985	$2,205,634	$3,511,270	$(147,296)	$(732,019)	$4,837,589
Class C	3,840,000	(37,796)	2,354,952	(104,058)	130,021	6,183,119	15,516,532	26,268,824	(1,396,329)	(5,762,808)	34,626,219
Class D	332,331	(1,138)	40,795	—	7,107	379,095	418,886	12,354,048	—	(900,177)	11,872,757
Class I	177,000	(4,231)	34,999	(10,094)	4,208	201,882	1,789,391	3,478,016	(420,421)	(790,155)	4,056,831

Total Members’ Interests	$4,913,856	$(48,553)	$2,654,992	$(114,152)	$158,938	$7,565,081	$19,930,443	$45,612,158	$(1,964,046)	$(8,185,159)	$55,393,396

Class A	$—	$—	$10,000	$—	$243	$10,243	$11,142	$—	$—	$(2,342)	$8,800
Class C	—	—	9,999	—	227	10,226	11,061	—	—	(2,370)	8,691
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$19,999	$—	$470	$20,469	$22,203	$—	$—	$(4,712)	$17,491

Total Members’ Capital	$4,913,856	$(48,553)	$2,674,991	$(114,152)	$159,408	$7,585,550	$19,952,646	$45,612,158	$(1,964,046)	$(8,189,871)	$55,410,887

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the “Fund”) as of June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and for the three months ended June 30, 2005, respectively.  However, the operating results for the interim period may not be indicative of the results for the full year. The Fund commenced operations on April 1, 2005. Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the three month period ended June 30, 2005.

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

2.     NET ASSET VALUE PER UNIT

At June 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$4,850,352	$4,846,389	5,599,058	$0.8663	$0.8656
Class C	34,662,425	34,634,910	40,542,111	$0.8550	$0.8543
Class D	11,872,622	11,872,757	13,346,347	$0.8896	$0.8896
Class I	4,059,934	4,056,831	4,658,584	$0.8715	$0.8708
	$55,445,333	$55,410,887	64,146,100

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Shares	All Other Purposes	Financial Reporting
Class A	$2,221,377	$2,216,776	2,025,192	$1.0969	$1.0946
Class C	$15,559,817	$15,527,592	14,300,082	$1.0881	$1.0858
Class D	$419,756	$418,887	375,509	$1.1178	$1.1155
Class I	$1,793,105	$1,789,391	1,627,486	$1.1018	$1.0995
	$19,994,055	$19,952,646	18,328,269

3.       FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on such derivative instruments as reflected in the Statement of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

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

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT (1)

(NON US GAAP)

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9844	$0.9424	$1.0084
2006	$1.1026	$1.0013	$0.9367	$0.8956	$0.8506	$0.8663

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9836	$0.9409	$1.0059
2006	$1.0929	$0.9915	$0.9268	$0.8854	$0.8402	$0.8550

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9856	$0.9448	$1.0122
2006	$1.1251	$1.0231	$0.9583	$0.9174	$0.8724	$0.8896

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	n/a	n/a	n/a	$0.9847	$0.9430	$1.0094
2006	$1.1079	$1.0060	$0.9414	$0.9004	$0.8554	$0.8715

(1) Represents Net Asset Value per unit for all other purposes as discussed in Note 2 to the Financial Statements.

Performance Summary

January 1, 2006 to June 30, 2006

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

April 1, 2006 to June 30, 2006

The Fund posted a net trading loss in financials and currencies due to difficult trading conditions for all currency market participants as the market reversed some long established trends and themes.

The beginning of the second quarter proved to be uneventful from a performance point of view. In the middle of the quarter, for the fifth time this year, the Japanese yen strengthened sharply, causing the slide in the Australian dollar to the Japanese yen which resulted in most of the losses incurred at this time and in this one position.  At the end of the quarter the Fund reversed its four month losing streak with 25% Risk Program recording a gain of roughly 1.82%. The quarter ended uneventful, with the interim performance never straying far above or below breakeven. Furthermore, positions were only marginally changed throughout the month as the previously held portfolio continued to present the best case for risk adjusted returns.

The traditional practice of holding a high yielding currency at the expense of a low-yield is commonplace in the foreign exchange markets. The rationale is that in the absence of any movement in the spot price, the currency manager will benefit from the interest rate differential therein.  Reflecting on the movement in the second quarter, or lack thereof, in the major currency markets, Japanese yen, Euro, British pound and Canadian dollar will show that the price action in that time period was a trend-follower’s nightmare, with little or no direction accompanied by patchy levels of volatility.

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

Trading in the U.S. dollar was complex. The U.S. dollar appreciated against the Japanese yen and Euro then gradually slid back down early in the quarter.  During the middle of the quarter the U.S. dollar began to move upwards against the Japanese yen and the Euro, which continued through the end of the quarter.  The Euro’s continual decline was responsible for the gains that were realized in the latter part of the quarter.

The Japanese yen has proven to be a volatile market to trade in.  The Japanese yen contributed to most of the losses early in the quarter.  Towards the end of the quarter, the Japanese yen held steady against the U.S. dollar but remained high on the portfolio’s agenda as the Fund had a large exposure in the U.S. dollar/Japanese yen position.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Appleton FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLASS A

	Subscription
	Amount	Units	NAV(1)
Jan-06	$462,669	421,798	$1.0969
Feb-06	288,589	261,735	1.1026
Mar-06	512,670	512,004	1.0013
Apr-06	593,761	633,886	0.9367
May-06	650,316	726,123	0.8956
Jun-06	1,003,265	1,179,479	0.8506
Jul-06	397,791	459,184	0.8663

CLASS C

	Subscription
	Amount	Units	NAV(1)
Jan-06	$1,980,960	1,820,568	$1.0881
Feb-06	3,054,912	2,795,235	1.0929
Mar-06	6,161,674	6,214,497	0.9915
Apr-06	6,034,434	6,511,042	0.9268
May-06	5,120,927	5,783,744	0.8854
Jun-06	3,915,917	4,660,697	0.8402
Jul-06	4,109,926	4,806,931	0.8550

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-06	$1,084,998	970,655	$1.1178
Feb-06	—	—	1.1251
Mar-06	—	—	1.0231
Apr-06	6,196,500	6,466,137	0.9583
May-06	4,987,550	5,436,614	0.9174
Jun-06	85,000	97,432	0.8724
Jul-06	577,100	648,718	0.8896

CLASS I

	Subscription
	Amount	Units	NAV(1)
Jan-06	$144,997	131,600	$1.1018
Feb-06	977,753	882,528	1.1079
Mar-06	334,370	332,376	1.0060
Apr-06	1,766,201	1,876,143	0.9414
May-06	48,000	53,309	0.9004
Jun-06	206,695	241,636	0.8554
Jul-06	501,376	575,302	0.8715

(1) Net Asset Value for all other purposes

Item 6.            Exhibits

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

ML APPLETON FUTURESACCESS LLC

		By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006
		By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)