Form 10-Q
period 2006-09-30
ML Appleton FuturesAccess LLC
filed 2006-11-14
CIK 1311385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Princeton Corporate Campus
800 Scudders Mill Road - Section 2H
Plainsboro, New Jersey 08536
(Address of principal executive offices)
(Zip Code)

609-282-6091
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

Yes ☐ No ☒

ML APPLETON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash	$72,565,964	$21,237,799
Net unrealized gain (loss) on open contracts	216,599	(728,432)
Cash	328,117	29,573
Accrued interest	287,203	62,139

TOTAL ASSETS	$73,397,883	$20,601,079

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$122,066	$33,026
Sponsor’s fee payable	110,591	36,994
Performance fee payable	—	427,382
Redemptions payable	434,485	40,610
Initial offering costs payable	28,547	41,409
Other payables	158,120	69,012

Total liabilities	853,809	648,433

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,324 and 20,324 Units issued and outstanding)	19,653	22,203
Members’ Interest (74,716,832 and 18,307,945 Units issued and outstanding)	72,524,421	19,930,443

Total members’ capital	72,544,074	19,952,646

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$73,397,883	$20,601,079

NET ASSET VALUE PER UNIT (Note 2)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005 (1)
TRADING PROFITS (LOSSES):

Realized	$8,519,993	$(35,525)	$(967,615)	$(177,688)
Change in unrealized	(484,137)	576,768	945,030	970,585
Brokerage Commissions	—	—	—	(2,971)

Total trading profits (losses)	8,035,856	541,243	(22,585)	789,926

INVESTMENT INCOME:

Interest	817,442	87,772	1,653,572	125,659

EXPENSES:
Management fee	342,100	59,418	723,121	90,113
Incentive fee	—	108,088	—	155,777
Sponsor’s fee	308,916	64,276	671,479	98,051
Other	213,289	27,076	437,265	51,972

Total expenses before reimbursement	864,305	258,858	1,831,865	395,913

Sponsor’s fee reimbursement	—	(244)	—	(10,137)

Total expenses	864,305	258,614	1,831,865	385,776

NET INVESTMENT LOSS	(46,863)	(170,842)	(178,293)	(260,117)

NET INCOME (LOSS)	$7,988,993	$370,401	$(200,878)	$529,809

NET INCOME (LOSS) PER UNIT:
Weighted average number of Units outstanding
Class A	6,417,476	1,313,648	4,607,151	662,114
Class C	46,672,581	8,743,282	34,097,854	4,577,070
Class D	13,995,065	375,509	8,936,806	240,744
Class I	5,707,801	1,125,796	4,258,262	437,278

Net income (loss) per weighted average Unit
Class A	$0.1114	$0.0405	$(0.0042)	$0.1074
Class C	$0.1073	$0.0275	$(0.0222)	$0.0810
Class D	$0.1151	$0.0295	$0.0795	$0.0756
Class I	$0.1152	$0.0581	$(0.0311)	$0.1591

(1) commencement of operations April 1, 2005

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and the six months ended September 30, 2005 (1)

(unaudited)

		Initial				Members’ Capital
	Initial	Offering			Net	September 30,	Members’ Capital				Members Capital
	Offering	Costs	Subscriptions	Redemptions	Income	2005	December 31, 2005	Subscriptions	Redemptions	Net Loss	September 30, 2006

Class A	564,525	—	1,039,553	(19,500)	—	1,584,578	2,015,034	4,987,575	(277,019)	—	6,725,590
Class C	3,840,000	—	7,434,235	(886,844)	—	10,387,391	14,289,916	36,457,976	(2,768,476)	—	47,979,416
Class D	332,331	—	43,178	—	—	375,509	375,509	13,619,556	—	—	13,995,065
Class I	177,000	—	1,333,662	(10,000)	—	1,500,662	1,627,486	4,917,322	(528,047)	—	6,016,761

Total Members’ Units	4,913,856	—	9,850,628	(916,344)	—	13,848,140	18,307,945	59,982,429	(3,573,542)	—	74,716,832

Class A	—	—	10,158	—	—	10,158	10,158	—	—	—	10,158
Class C	—	—	10,166	—	—	10,166	10,166	—	—	—	10,166
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Units	—	—	20,324	—	—	20,324	20,324	—	—	—	20,324

(1) commencement of operations April 1, 2005

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2006 and the six months ended September 30, 2005 (1) (continued)

(unaudited)

						Members’	Members’				Members’
		Initial				Capital	Capital			Net	Capital
	Initial	Offering			Net	September 30,	December 31,			Income	September 30,
	Offering	Costs	Subscriptions	Redemptions	Income	2005	2005	Subscriptions	Redemptions	(Loss)	2006

Class A	$564,525	$(5,388)	$1,018,860	$(19,941)	$70,613	$1,628,669	$2,205,634	$4,616,896	$(253,247)	$(17,908)	$6,551,375
Class C	3,840,000	(37,796)	7,309,676	(863,170)	370,512	10,619,222	15,516,532	33,771,671	(2,519,793)	(756,766)	46,011,644
Class D	332,331	(1,138)	40,795	—	18,201	390,189	418,886	12,931,146	—	708,821	14,058,853
Class I	177,000	(4,231)	1,310,741	(10,094)	69,584	1,543,000	1,789,391	4,706,813	(461,180)	(132,475)	5,902,549

Total Members’ Interests	$4,913,856	$(48,553)	$9,680,072	$(893,205)	$528,910	$14,181,080	$19,930,443	$56,026,526	$(3,234,220)	$(198,328)	$72,524,421

Class A	$—	$—	$10,000	$—	$472	$10,472	$11,142	$—	$—	$(1,242)	$9,900
Class C	—	—	9,999	—	427	10,426	11,061	—	—	(1,308)	9,753
Class D	—	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$—	$—	$19,999	$—	$899	$20,898	$22,203	$—	$—	$(2,550)	$19,653

Total Members’ Capital	$4,913,856	$(48,553)	$9,700,071	$(893,205)	$529,809	$14,201,978	$19,952,646	$56,026,526	$(3,234,220)	$(200,878)	$72,544,074

(1) commencement of operations April 1, 2005

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the “Fund”) as of September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006 and for the three and six months ended September 30, 2005.  However, the operating results for the interim period may not be indicative of the results for the full year. The Fund commenced operations on April 1, 2005. Therefore, the Statements of Operations and Statements of Changes in Members’ Capital contain information only for the six month period ended September 30, 2005.

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

At September 30, 2006 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$6,564,570	$6,561,275	6,735,748	$0.9746	$0.9741
Class C	46,044,144	46,021,397	47,989,582	$0.9595	$0.9590
Class D	14,058,853	14,058,853	13,995,065	$1.0046	$1.0046
Class I	5,905,055	5,902,549	6,016,761	$0.9814	$0.9810
	$72,572,622	$72,544,074	74,737,156

At December 31, 2005 the Net Asset Values of the different series of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Shares	Purposes	Reporting
Class A	$2,221,377	$2,216,776	2,025,192	$1.0969	$1.0946
Class C	$15,559,817	$15,527,592	14,300,082	$1.0881	$1.0858
Class D	$419,756	$418,887	375,509	$1.1178	$1.1155
Class I	$1,793,105	$1,789,391	1,627,486	$1.1018	$1.0995
	$19,994,055	$19,952,646	18,328,269

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

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Fund financial statements, if any, is currently being assessed.

In September 2006, the Securities Exchange Commission (“SEC”) staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Fund has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	n/a	n/a	$0.9844	$0.9424	$1.0084	$1.0226	$0.9499	$1.0309
2006	$1.1026	$1.0013	$0.9367	$0.8956	$0.8506	$0.8663	$0.8507	$0.9728	$0.9746

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	n/a	n/a	$0.9836	$0.9409	$1.0059	$1.0200	$0.9458	$1.0256
2006	$1.0929	$0.9915	$0.9268	$0.8854	$0.8402	$0.8550	$0.8389	$0.9585	$0.9595

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	n/a	n/a	$0.9856	$0.9448	$1.0122	$1.0294	$0.9585	$1.0415
2006	$1.1251	$1.0231	$0.9583	$0.9174	$0.8724	$0.8896	$0.8747	$1.0014	$1.0046

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2005	n/a	n/a	n/a	$0.9847	$0.9430	$1.0094	$1.0208	$0.9495	$1.0308
2006	$1.1079	$1.0060	$0.9414	$0.9004	$0.8554	$0.8715	$0.8561	$0.9793	$0.9814

Performance Summary

January 1, 2006 to September 30, 2006

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

July 1, 2006 to September 30, 2006

The Fund posted gains trading in over the counter currency forward contracts and exchange traded currency futures contracts.

The beginning of the quarter proved to be uneventful from a performance point of view. The lack of pattern contributed to the frustration of trend-followers and range-traders alike. There remains reluctance on the part of the major currencies to explore new territory above or below recent marks. In such an environment, an investment approach predicated on the presence of a certain level of volatility is always going to suffer until such time as the trends return. The trade range exhibited by the U.S. dollar against the two major currencies, the Euro and Japanese yen showed the level of movement was insufficient for the Fund to make inroads into the current year’s drawdown. However, mid-quarter posted the largest gain in one month that the Fund has experienced due to long positions in the Euro and the Japanese yen. The prospect of the Bank of Japan raising rates has been keeping the Japanese yen at levels that would seem to defy the obvious interest rate differential with other economic blocks. At the same time, it appears more and more certain that the European Central Bank is poised to raise rates further before the end of the year. Interest rates are the key determinant in currency values.  This is where the momentum behind the Euro and the Japanese yen move came from. The quarter ended as uneventful both in terms of the performance and also the positions held.

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

The big news in the beginning of the quarter was the decision by the People’s Bank of China (PBOC) on July 21st to alter their longstanding currency policy. The decision to move to a managed float was probably the best conclusion that currency market participants could have hoped for. The announcement caused the U.S. dollar / Japanese yen to drop early in the quarter and the real time calculation of volatility for the Fund jumped substantially causing the risk management module to conclude the portfolio had exceeded its volatility limits. It was as a result of this, and not due to any perceived trend reversal, that more than half of the positions on the book were closed. As the quarter progressed, markets returned to their prior levels. Although much of the losses had been locked in, these recoveries allowed the programs to creep back into positive territory for the month and indeed for the year. As the quarter came to an end the Japanese yen reached 14-month lows against the U.S. dollar, as well as multi-year lows against the Canadian dollar. As a result, there were profits to be made in the major currency markets and their crosses in the latter part of the quarter.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-06	$462,669	421,798	$1.0969
Feb-06	288,589	261,735	1.1026
Mar-06	512,670	512,004	1.0013
Apr-06	593,761	633,886	0.9367
May-06	650,316	726,123	0.8956
Jun-06	1,003,265	1,179,479	0.8506
Jul-06	397,791	459,184	0.8663
Aug-06	445,569	523,767	0.8507
Sep-06	262,266	269,599	0.9728
Oct-06	29,250	30,012	0.9746

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-06	$1,980,960	1,820,568	$1.0881
Feb-06	3,054,912	2,795,235	1.0929
Mar-06	6,161,674	6,214,497	0.9915
Apr-06	6,034,434	6,511,042	0.9268
May-06	5,120,927	5,783,744	0.8854
Jun-06	3,915,917	4,660,697	0.8402
Jul-06	4,109,926	4,806,931	0.8550
Aug-06	2,187,962	2,608,132	0.8389
Sep-06	1,204,959	1,257,130	0.9585
Oct-06	1,569,402	1,635,646	0.9595

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-06	$1,084,997	970,655	$1.1178
Feb-06	—	—	1.1251
Mar-06	—	—	1.0231
Apr-06	6,196,499	6,466,137	0.9583
May-06	4,987,550	5,436,614	0.9174
Jun-06	85,000	97,432	0.8724
Jul-06	577,100	648,718	0.8896
Aug-06	—	—	0.8747
Sep-06	—	—	1.0014
Oct-06	—	—	1.0046

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-06	$144,997	131,600	$1.1018
Feb-06	977,753	882,528	1.1079
Mar-06	334,370	332,376	1.0060
Apr-06	1,766,201	1,876,143	0.9414
May-06	48,000	53,309	0.9004
Jun-06	206,695	241,636	0.8554
Jul-06	501,376	575,302	0.8715
Aug-06	555,498	648,871	0.8561
Sep-06	171,923	175,557	0.9793
Oct-06	9,999	10,189	0.9814

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

ML APPLETON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)