Form 10-K
period 2006-12-31
ML Appleton FuturesAccess LLC
filed 2007-03-30
CIK 1311385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-50269

ML APPLETON FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2-G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6091

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

As of January 31, 2007, units of limited liability company interest with an aggregate net asset value of $88,894,497 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2006, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

ML APPLETON FUTURESACCESS LLC

ANNUAL REPORT FOR 2006 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the manager of the Fund.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2006, the capitalization of the Fund was $86,129,029 and the Net Asset Value per Unit for all other purposes, was $1.1109 for Class A, $1.0908 for Class C, $1.1494 for Class D and $1.1198 for Class I. The Net Asset Value per Unit for financial reporting purposes in conformity with Accounting Principals Generally Accepted in the United States of America (“U.S. GAAP”) was $1.1106 for Class A, $1.0905 for Class C, $1.1494 for Class D and $1.1195 for Class I, and the capitalization of the Fund was $86,106,160.

The highest month-end Net Asset Value per Unit for all other purposes for Class A as of December 31, 2006 was $1.1109 (December 31, 2006) and the lowest was $0.8506 (May 31, 2006).  The highest month-end Net Asset Value per Unit for all other purposes for Class C as of December 31, 2006 was $1.0929 (January 31, 2006) and the lowest was $0.8389 (July 31, 2006).  The highest month-end Net Asset Value per Unit for all other purposes for Class D as of December 31, 2006 was $1.1494 (December 31, 2006) and the lowest was $0.8724 (May 31, 2006).  The highest month-end Net Asset Value per Unit for all other purposes for Class I as of December 31, 2006 was $1.1198 (December 31, 2006) and the lowest was $0.8554 (May 31, 2006).

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

The Fund  has entered into an advisory agreement with Appleton whereby Appleton trades, through a managed account, the Fund’s assets using its 25% Risk Program.  The Fund engages in the speculative trading of over-the-counter currency forward contracts.

One of the aims of the Fund is to provide diversification to a limited portion of the risk segment of the investors’ (each a “Member and collectively “Members”) portfolios into an asset class that has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings.

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

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund.  Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances which may be held in the offset accounts (as described below).  Cash Assets do not include and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

MLPF&S credits the Fund with interest at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates but not less than 75% of such prevailing rate. The Fund is credited with interest on any of its assets and net gains actually held by MLPF&S non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Fund, from possession of such assets.

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

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

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

Charges

The following table summarizes the charges incurred   by the Fund for the period April 1, 2005 (commencement of operations) to December 31, 2005 and the year ended December 31, 2006.

	2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets (non-GAAP)	Dollar Amount	% of Average Month-End Net Assets (non-GAAP)

Other Expenses	$650,883	1.24%	$82,703	0.72%
Sponsor fee(1)	1,034,207	1.96%	192,348	1.68%
Management fees	1,123,697	2.13%	185,506	1.62%
Performance fees	2,400,245	4.56%	427,382	3.74%
Total	$5,209,032	9.89%	$887,939	7.76%

(1)             Net of reimbursement of $10,137 in 2005

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Value for all other purposes during 2006 and 2005 equaled $52,675,046 and $11,436,993, respectively.

During 2006, the Fund earned $ 2,623,944 in interest income, or approximately 4.98% of the Fund’s average month-end Net Assets for all other purposes.  During 2005, the Fund earned $ 299,686 in interest income, or approximately 2.62% of the Fund’s average month-end Net Assets for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions	During 2006 and 2005, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $0 and $14.35, respectively.
MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.
MLAI	Sponsor Fees

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

MLAI and MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads	Bid—ask spreads on forward and related trades.
MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Appleton	Annual performance fees	20% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year.
Appleton	Management Fees	A flat rate monthly charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate).
Others	Operating expense of Fund including audit, legal and tax services.	Actual payments to third parties.
MLAI; Others	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

MLAI, Appleton and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

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

Forward Trading

The Fund will trade currencies in the forward market in addition to in the futures markets.  The forward markets are over-the-counter, not exchange, markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of MLPF&S or Others

The Fund is subject to the risk of MLPF&S, exchange or clearinghouse insolvency.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s management offices are the management offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536).  MLAI performs management services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) thereunder.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

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

(b)           Holders:

As of December 31, 2006, there were 1,903 holders of Units, including MLAI.

(c)           Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

CLASS A				CLASS D
	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-06	$ 462,669	421,798	$ 1.0969	Jan-06	$ 1,084,997	970,655	$ 1.1178
Feb-06	288,589	261,735	1.1026	Feb-06	—	—	1.1251
Mar-06	512,670	512,004	1.0013	Mar-06	—	—	1.0231
Apr-06	593,761	633,886	0.9367	Apr-06	6,196,499	6,466,137	0.9583
May-06	650,316	726,123	0.8956	May-06	4,987,550	5,436,614	0.9174
Jun-06	1,003,265	1,179,479	0.8506	Jun-06	85,000	97,432	0.8724
Jul-06	397,791	459,184	0.8663	Jul-06	577,100	648,718	0.8896
Aug-06	445,569	523,767	0.8507	Aug-06	—	—	0.8747
Sep-06	262,266	269,599	0.9728	Sep-06	—	—	1.0014
Oct-06	29,250	30,012	0.9746	Oct-06	—	—	1.0046
Nov-06	145,272	153,370	0.9472	Nov-06	84,574	86,512	0.9776
Dec-06	233,989	230,509	1.0151	Dec-06	—	—	1.0489
Jan-07	362,693	326,486	1.1109	Jan-07	—	—	1.1494
Feb-07	425,110	373,526	1.1381	Feb-07	—	—	1.1789

CLASS C				CLASS I
	Subscription				Subscription
	Amount	Units	NAV (1)		Amount	Units	NAV (1)
Jan-06	$ 1,980,960	1,820,568	$ 1.0881	Jan-06	$ 144,997	131,600	$ 1.1018
Feb-06	3,054,912	2,795,235	1.0929	Feb-06	977,753	882,528	1.1079
Mar-06	6,161,674	6,214,497	0.9915	Mar-06	334,370	332,376	1.0060
Apr-06	6,034,434	6,511,042	0.9268	Apr-06	1,766,201	1,876,143	0.9414
May-06	5,120,927	5,783,744	0.8854	May-06	48,000	53,309	0.9004
Jun-06	3,915,917	4,660,697	0.8402	Jun-06	206,695	241,636	0.8554
Jul-06	4,109,926	4,806,931	0.8550	Jul-06	501,376	575,302	0.8715
Aug-06	2,187,962	2,608,132	0.8389	Aug-06	555,498	648,871	0.8561
Sep-06	1,204,959	1,257,130	0.9585	Sep-06	171,923	175,557	0.9793
Oct-06	1,569,402	1,635,646	0.9595	Oct-06	9,999	10,189	0.9814
Nov-06	1,410,955	1,514,225	0.9318	Nov-06	13,999	14,671	0.9542
Dec-06	1,114,981	1,117,551	0.9977	Dec-06	20,000	19,552	1.0229
Jan-07	986,982	904,824	1.0908	Jan-07	9,949	8,885	1.1198
Feb-07	1,253,978	1,123,133	1.1165	Feb-07	9,999	8,713	1.1476

(1) Net Asset Value for all other purposes

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units are not subject to any sales commissions.

Item 5(b)
Not applicable.
Item 5(c)
Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

	For the Year	For the period April 1, 2005
	Ended	(commencement of
	December 31,	operations)
Statement of Income	2006	to December 31, 2005

TRADING REVENUES:

Trading profit (loss)
Realized	$ 2,981,962	$ 2,833,846
Change in Unrealized	9,976,255	(728,432)
Brokerage Commissions	—	(2,971)
Total trading profit	$ 12,958,217	$ 2,102,443

INVESTMENT INCOME:
Interest	2,623,944	299,686

EXPENSES:
Management fees	1,123,697	185,506
Performance fees	2,400,245	427,382
Sponsor fees	1,034,207	202,485
Other	650,883	82,703
Total Expenses before reimbursement	5,209,032	898,076
Sponsor's fee reimbursement	—	(10,137)
Total Expenses	5,209,032	887,939

NET INVESTMENT LOSS	(2,585,088)	(588,253)

NET INCOME	$ 10,373,129	$ 1,514,190

Balance Sheet Data	December 31, 2006	December 31, 2005

Members' Capital	$ 86,106,160	$ 19,952,646
Net Asset Value per Class A Unit	$ 1.1106	$ 1.0946
Net Asset Value per Class C Unit	$ 1.0905	$ 1.0858
Net Asset Value per Class D Unit	$ 1.1494	$ 1.1155
Net Asset Value per Class I Unit	$ 1.1195	$ 1.0995

For financial reporting purposes in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2006 and 2005, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other			All Other
	Purposes	Financial	Number of	Purposes	Financial
	(unaudited)	Reporting	Units	(unaudited)	Reporting
Class A	$ 7,467,193	7,464,515	6,721,457	$ 1.1109	$ 1.1106
Class C	55,804,482	55,786,248	51,158,060	$ 1.0908	$ 1.0905
Class D	16,184,799	16,184,797	14,081,577	$ 1.1494	$ 1.1494
Class I	6,672,555	6,670,600	5,958,439	$ 1.1198	$ 1.1195
	$ 86,129,029	$ 86,106,160	77,919,533

December 31, 2005

	Net Asset Value			Net Asset Value per Unit
	All Other			All Other
	Purposes	Financial	Number of	Purposes	Financial
	(unaudited)	Reporting	Shares	(unaudited)	Reporting
Class A	$ 2,221,377	$ 2,216,776	2,025,192	$ 1.0969	$ 1.0946
Class C	$ 15,559,817	$ 15,527,592	14,300,082	$ 1.0881	$ 1.0858
Class D	$ 419,756	$ 418,887	375,509	$ 1.1178	$ 1.1155
Class I	$ 1,793,105	$ 1,789,391	1,627,486	$ 1.1018	$ 1.0995
	$ 19,994,055	$ 19,952,646	18,328,269

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$ 0.9844	$ 0.9424	$ 1.0084	$ 1.0226	$ 0.9499	$ 1.0309	$ 1.0656	$ 1.1624	$ 1.0969
2006	$ 1.1026	$ 1.0013	$ 0.9367	$ 0.8956	$ 0.8506	$ 0.8663	$ 0.8507	$ 0.9728	$ 0.9746	$ 0.9472	$ 1.0151	$ 1.1109

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$ 0.9836	$ 0.9409	$ 1.0059	$ 1.0200	$ 0.9458	$ 1.0256	$ 1.0586	$ 1.1533	$ 1.0881
2006	$ 1.0929	$ 0.9915	$ 0.9268	$ 0.8854	$ 0.8402	$ 0.8550	$ 0.8389	$ 0.9585	$ 0.9595	$ 0.9318	$ 0.9977	$ 1.0908

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$ 0.9856	$ 0.9448	$ 1.0122	$ 1.0294	$ 0.9585	$ 1.0415	$ 1.0790	$ 1.1796	$ 1.1178
2006	$ 1.1251	$ 1.0231	$ 0.9583	$ 0.9174	$ 0.8724	$ 0.8896	$ 0.8747	$ 1.0014	$ 1.0046	$ 0.9776	$ 1.0489	$ 1.1494

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$ 0.9847	$ 0.9430	$ 1.0094	$ 1.0208	$ 0.9495	$ 1.0308	$ 1.0666	$ 1.1643	$ 1.1018
2006	$ 1.1079	$ 1.0060	$ 0.9414	$ 0.9004	$ 0.8554	$ 0.8715	$ 0.8561	$ 0.9793	$ 0.9814	$ 0.9542	$ 1.0229	$ 1.1198

Pursuant to CFTC policy, monthly performance is presented from April 1, 2005 (commencement of operations).

ML APPLETON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $7,125,781

Current Capitalization:   $7,467,193

Worst Monthly Drawdown(2):  (9.19)% (February 2006)

Worst Peak-to-Valley Drawdown(3):  (22.85)%  (February - May 2006)

Net Asset Value per Unit, December 31, 2006:   $1.1109

Monthly Rates of Return (4)
Month	2006	2005
January	0.52%	—
February	-9.19	—
March	-6.45	—
April	-4.39	-1.56%
May	-5.02	-4.27
June	1.85	7.00
July	-1.80	1.40
August	14.35	-7.11
September	0.19	8.53
October	-2.81	3.37
November	7.17	9.08
December	9.44	-5.64
Compound Annual Rate of Return	1.30%	9.69%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the  as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on GAAP is 11.09%.

ML APPLETON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $53,288,438

Current Capitalization:   $55,804,482

Worst Monthly Drawdown(2):  (9.28)% (February 2006)

Worst Peak-to-Valley Drawdown(3):  (23.25)%  (February — July 2006)

Net Asset Value per Unit, December 31, 2006:   $1.0908

Monthly Rates of Return (4)
Month	2006	2005
January	0.44%	—
February	-9.28	—
March	-6.53	—
April	-4.47	-1.64%
May	-5.11	-4.35
June	1.76	6.91
July	-1.88	1.40
August	14.26	-7.28
September	0.10	8.44
October	-2.89	3.22
November	7.07	8.95
December	9.33	-5.66
Compound Annual Rate of Return	0.25%	8.81%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on GAAP is 9.08%.

ML APPLETON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $13,388,845

Current Capitalization:   $16,184,799

Worst Monthly Drawdown(2):  (9.07)% (February 2006)

Worst Peak-to-Valley Drawdown(3):  (22.47)%  (February — May  2006)

Net Asset Value per Unit, December 31, 2006:   $1.1494

Monthly Rates of Return (4)
Month	2006	2005
January	0.65%	—
February	-9.07	—
March	-6.33	—
April	-4.27	-1.44%
May	-4.91	-4.15
June	1.97	7.14
July	-1.67	1.70
August	14.48	-6.89
September	0.32	8.67
October	-2.69	3.59
November	7.29	9.33
December	9.58	-5.23
Compound Annual Rate of Return	2.83%	11.78%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on GAAP is 14.94%.

ML APPLETON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2006

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $6,374,776

Current Capitalization:   $6,672,555

Worst Monthly Drawdown(2):  (9.20)% (February 2006)

Worst Peak-to-Valley Drawdown(3):  (22.80)%  (February - May 2006)

Net Asset Value per Unit, December 31, 2006:   $1.1198

Monthly Rates of Return (4)
Month	2006	2005
January	0.55%	—
February	-9.20	—
March	-6.42	—
April	-4.36	-1.53%
May	-5.00	-4.23
June	1.88	7.04
July	-1.77	1.13
August	14.39	-6.98
September	0.21	8.57
October	-2.77	3.47
November	7.20	9.16
December	9.47	-5.37
Compound Annual Rate of Return	1.63%	10.18%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such s as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 2005 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 2005 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was -1% in each of January and February, 1% in March and -2% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately -3%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the -2% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on GAAP is 11.98%.

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

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

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

                                          December 31, 2005

Total Trading
Profits
Currencies	$12,958,217
$12,958,217

The Fund posted gains for 2006 trading in over the counter currency forward contracts and exchange traded currency futures contracts.

The beginning of the year proved to be uneventful from a performance point of view.  This was extremely difficult for the Fund with volatility and generally range-bound conditions prevailing as the Fund returned -9.25% in the first quarter. The main difficulties continue to stem from the lack of direction in the Japanese yen.

The traditional practice of holding a high yielding currency at the expense of a low-yield is commonplace in the foreign exchange markets. The rationale is that in the absence of any movement in the spot price, the currency manager will benefit from the interest rate differential therein.  Reflecting on the movement the beginning of the first quarter and continuing through the second quarter, or lack thereof, in the major currency markets, Japanese yen, euro, British pound and Canadian dollar showed that the price action in that time period  experienced little or no direction accompanied by patchy levels of volatility.

The lack of pattern continued through the third quarter to the frustration of trend-followers and range-traders alike. There remained reluctance on the part of the major currencies to explore new territory above or below recent marks. In such an environment, an investment approach predicated on the presence of a certain level of volatility may suffer until such time as the trends return. The trade range exhibited by the U.S. dollar against two other major currencies, the euro and Japanese yen show the level of movement was insufficient for the Fund to make inroads into the current year’s drawdown. Mid-third quarter posted the largest gain in one month of 14.35% being recorded due to long positions in the euro and the Japanese yen. The prospect of the Bank of Japan raising rates has been keeping the Japanese yen at levels that would seem to defy the obvious interest rate differential with other economic blocks.

Profits were realized in the U.S. dollar versus the Canadian dollar. Further positions were also added in U.S. dollar and Japanese yen as this trade was a trial for the year with a complete lack of direction. However, due to the interest rate differential in its favor, the trend was easy to stay with. Starting out at 115.75, the Japanese yen continued to decline and closed at a rate of 118.40 which meant further gains for the Fund, rounding out an interesting year.

December 31, 2005

Total Trading
Profits
Currencies	$2,105,414
Brokerage Commission	(2,971)
Total	$2,102,443

The Fund posted a gain for 2005 because of its successful trading in only currencies. The Fund started trading in only currencies and currencies beginning of the second quarter.

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

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Fund’s trading activities and interest income.

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

The Fund’s management fees and sponsor fees are a constant percentage of the Fund assets. Brokerage Commissions which are not based on a percentage of the Fund’s assets, are based on actual round-turns. The performance fees payable to Appleton are based on the new Trading Profits generated by the Fund excluding interest and after reduction of the Brokerage Commissions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the fiscal period 2006, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $52,675,046.  During the fiscal period 2005, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $11,436,993.

	December 31, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Collateral	$2,126,316	4.04%	$2,126,316	$2,126,316

TOTAL	$2,126,316	4.04%	$2,126,316	$2,126,316

	December 31, 2005
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$18,509	0.16%	$222,113	$—

TOTAL	$18,509	0.16%	$222,113	$—

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

The following were the primary trading risk exposures of the Fund as of December 31, 2006, by market sector.

Currencies.

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and Canadian dollar/Japanese yen.  The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2006.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that Appleton has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring Appleton with the market risk controls being applied by Appleton itself.

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

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)

Seven Quarters through December 31, 2006

	Fourth	Third	Second	First	Fourth	Third	For the period
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	May 1, 2005 to
	2006	2006	2006	2006	2005	2005	June 30, 2005
Total Income	$13,951,174	$8,853,298	$(2,975,102)	$(4,247,209)	$1,486,544	$629,015	$286,570
Total Expenses	3,377,167	864,305	660,559	307,001	497,413	260,938	129,588
Net Income	$10,574,007	$7,988,993	$(3,635,661)	$(4,554,210)	$989,131	$368,077	$156,982

Net Income per Unit	$0.1365	$0.1091	$(0.0636)	$(0.1720)	$0.6654	$0.1756	$0.0621

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

Item 9A: Controls and Procedures

MLAI, the manager of the Fund, with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B: Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited liability company, the Fund itself has no officers or directors and is managed by MLAI. Trading decisions are made by Appleton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Benjamin C. Weston	Chief Executive Officer and President

Robert D. Ollwerther	Chief Operating Officer and Manager

Barbra E. Kocsis	Chief Financial Officer

Robert M. Alderman	Vice President and Manager

Andrew B. Weisman	Manager

Benjamin C. Weston was born in 1954. Mr. Weston is the Chief Executive Officer, President and a Manager of MLAI and Head of MLAI’s Hedge Fund Development and Management Group (“HFDMG) at Merrill Lynch where he is responsible for all hedge fund investment activities for Merrill Lynch worldwide. Mr. Weston joined Merrill Lynch from Indeman Capital Management (IDM), a hedge fund incubation business formed in 2003 with the backing of Ritchie Capital Management and Azimuth Trust. Before founding IDM, Mr. Weston worked as a consultant for Ritchie Capital which he joined in September 2002 from Credit Suisse First Boston where he was a Managing Director and Head of the Funds Development Group. The Funds Development Group developed and launched a series of market-leading hedge funds, including three that today rank in the world’s 50 largest funds. Until 2000, Mr. Weston served on the Management Committee of CSFB’s Fixed Income Division and was Head of the Leveraged Capital Services Group, which advised a select group of hedge funds on global market strategy, optimal investment expression and risk management. Prior to transferring to CSFB in 1996, Mr. Weston was Co-Head of Credit Suisse Financial Products in the Americas (CSFP) and a Member of the Executive Board from 1990 to 1995. Before founding CSFP in New York in 1990, Mr. Weston held various senior management positions from 1983 to 1990 at Bankers Trust including Head of the Capital Markets Group in London, Head of the Equity Derivatives business in Europe and Head of the bank’s equity businesses in Asia from Hong Kong. Mr. Weston started his career at JP Morgan in 1978 where he worked in the Funding Services Group in New York and London. Mr. Weston received a Bachelor of Arts in International Studies from Miami University in 1976 and a Master of Arts in International Affairs with Honors in Economics from The Johns Hopkins School of Advanced International Studies in 1978.

Robert D. Ollwerther was born in 1956.  He is Chief Operating Officer for and a Manager of MLAI. He is responsible for Finance, Operations, Technology and Administration for the Fund and other MLAI products which invest in hedge funds. He has over 20 years of experience in the securities industry. He began his career with Coopers & Lybrand, CPAs. Since joining Merrill Lynch in 1981, he has primarily served in finance positions in the U.S. and abroad, including Chief Financial Officer for Europe, the Middle East and Africa, Chief Financial Officer for Latin America and Canada, Chief Financial Officer of Global Equity Markets, Director of Institutional and International Audit and Manager of Merrill Lynch Financial Reporting.  He holds a Bachelor of Science in Accounting from Fairfield University and a Master of Business Administration from New York University, and is a Certified Public Accountant.

Barbra E. Kocsis was born in 1966. She is Chief Financial Officer for MLAI.  She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting, and is a Certified Public Accountant.

Robert M. Alderman was born in 1960.  He is Managing Director of Merrill Lynch Global Private Client, and a Vice President and a Manager of MLAI.  He is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.  Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee-based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments.  Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997.  During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services.  He received his Master of Business Administration from the Carroll School of Management, Boston College and a Bachelor of Arts from Clark University.

Andrew B. Weisman was born in 1959.  He is Manager of MLAI and is head of HFDMG’s Consolidated Investment Analytics group.  Mr. Weisman joined Merrill Lynch in August 2005.  From April 2002 to July 2005, Mr. Weisman was a partner and director of research for Stradivarius Capital Management, and from January 1998 until April 2002, he served as Chief Investment Officer of Nikko Securities International.  Mr. Weisman holds a Master of International Affairs and a Bachelor of Arts from Columbia University.

As of December 31, 2006, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $22,374.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation  L.P., ML Select Futures I L.P., ML APM Global Commodity FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                 Identification of Certain Significant Employees:

None.

(d)                                Family Relationships:

None.

(e)                                 Business Experience:

See Item 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Nominating Committee:

Not applicable.  (Neither the Fund nor MLAI has a nominating committee).

Audit Committee; Audit Committee Financial Expert:

Not applicable.  (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not itself have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its manager.)

(b)                                Security Ownership of Management:

As of December 31, 2006, MLAI owned 20,324 Unit-equivalent member interests, which constituted 0.0261% of the total Units outstanding, the principals of MLAI did not own any Units, and Appleton did not own any Units.

(c)                                 Changes in Control:

None.

(d)                                Securities Authorized for Issuance under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions

(a)                                 Transactions between Merrill Lynch and the Fund

All of the service providers to the Fund, other than Appleton, are affiliates of Merrill Lynch or have been approved by Merrill Lynch.  Merrill Lynch negotiated with Appleton over the level of its management and performance fees.  However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they could be higher than would have been obtained in arms-length bargaining.

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

In 2006, the Fund expensed:  (i) Brokerage Commissions of $0 to MLPF&S, $842,773 in management fees earned by Appleton and $280,924 earned by MLPF&S; and (ii) Sponsor Fees of $1,034,207 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                 Indebtedness of Management:

None.

(d)                                Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fee’s and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the period ended December 31, 2006 were $121,579.

Aggregate fees billed for these services for the year ended December 31, 2005 were $38,500.

(b)                                Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2006 related to the Fund.

(c)                                 Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2006 were $55,000.

Aggregate fees billed for these services for the year ended December 31, 2005 were $55,000.

(d)                                All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2006 for any other professional services in relation to the Fund.

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

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.                                       Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2006 and 2005

Statements of Income for the year ended December 31, 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005

Statements of Changes in Members’ Capital for the years ended December 31, 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005

Financial Data Highlights for the year ended December 31, 2006

Notes to Financial Statements

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

3.02	Limited Liability Company Operating Agreement of ML Appleton Futures Access LLC

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement.

10.01	Customer Agreement between ML Appleton Futures Access LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

10.02	Advisory Agreement by and among ML Appleton FuturesAccess LLC, ML Appleton Futures Access Ltd., Appleton Capital Management, Inc. and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML APPLETON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Manager

By:	/s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Benjamin C. Weston	Chief Executive Officer and President	March 30, 2007
Benjamin C. Weston	(Principal Executive Officer)

/s/Robert D. Ollwerther	Chief Operating Officer and Manager	March 30, 2007
Robert D. Ollwerther

/s/Barbra E. Kocsis	Chief Financial Officer	March 30, 2007
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Robert M. Alderman	Vice President and Manager	March 30, 2007
Robert M. Alderman

/s/Andrew B. Weisman	Manager	March 30, 2007
Andrew B. Weisman

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML APPLETON FUTURESACCESS LLC

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit
Exhibit 13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm