Form 10-Q
period 2007-03-31
ML Appleton FuturesAccess LLC
filed 2007-05-15
CIK 1311385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

ML APPLETON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,
	2007	December 31,
	(unaudited)	2006

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $2,126,316 for 2007 and $2,126,316 for 2006)	$86,865,275	$79,765,050
Net unrealized profit (loss) on open contracts	(8,245,490)	9,247,823
Cash	127,253	236,003
Accrued interest	365,260	333,978

TOTAL ASSETS	$79,112,298	$89,582,854

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$131,326	$147,853
Sponsor fee payable	120,885	132,885
Peformance fee payable	—	2,400,245
Redemptions payable	3,138,572	491,360
Initial offering costs payable	20,414	22,866
Other	316,952	281,485

Total liabilities	3,728,149	3,476,694

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,324 Units and 20,324 Units)	19,356	22,374
Members’ Interest (78,913,818 Units and 77,899,209 Units)	75,364,793	86,083,786

Total members’ capital	75,384,149	86,106,160

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$79,112,298	$89,582,854

NET ASSET VALUE PER UNIT (Note 2)

(Based on 78,934,142 and 77,919,533 Units outstanding, unlimited Units authorized)

See notes to financial statements.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2007	2006
TRADING LOSS:

Realized	$5,193,324	$(2,142,583)
Change in unrealized	(17,493,313)	(2,383,856)

Total trading loss	(12,299,989)	(4,526,439)

INVESTMENT INCOME:
Interest	1,125,214	279,230

EXPENSES:
Management fee	423,106	132,425
Sponsor fee	389,208	140,910
Other	144,131	33,666

Total expenses	956,445	307,001

NET INVESTMENT INCOME (LOSS)	168,769	(27,771)

NET LOSS	$(12,131,220)	$(4,554,210)

NET LOSS PER UNIT:

Weighted average number of Units outstanding
Class A	7,418,744	2,762,898
Class C	52,827,355	19,704,253
Class D	14,125,547	1,346,164
Class I	6,065,230	2,441,663

Net loss per weighted average Unit
Class A	$(0.1555)	$(0.1676)
Class C	$(0.1502)	$(0.1739)
Class D	$(0.1504)	$(0.1594)
Class I	$(0.1515)	$(0.1844)

See notes to financial statements.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital March 31, 2007

Class A	2,015,034	1,195,537	(29,250)	3,181,321	6,711,299	1,272,991	(299,997)	7,684,293
Class C	14,289,916	10,830,300	(591,766)	24,528,450	51,147,894	4,329,067	(2,339,765)	53,137,196
Class D	375,509	970,655	—	1,346,164	14,081,577	131,911	(2,400,000)	11,813,488
Class I	1,627,486	1,346,504	(49,701)	2,924,289	5,958,439	357,444	(37,042)	6,278,841

Total Members’ Units	18,307,945	14,342,996	(670,717)	31,980,224	77,899,209	6,091,413	(5,076,804)	78,913,818

Class A	10,158	—	—	10,158	10,158	—	—	10,158
Class C	10,166	—	—	10,166	10,166	—	—	10,166
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,324	—	—	20,324	20,324	—	—	20,324

See notes to financial statements.

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2007

Class A	$2,205,634	$1,263,929	$(32,251)	$(461,561)	$2,975,751	$7,453,230	$1,399,115	$(309,118)	$(1,151,791)	$7,391,436
Class C	15,516,532	11,197,546	(585,933)	(3,424,731)	22,703,414	55,775,159	4,647,921	(2,419,907)	(7,932,669)	50,070,504
Class D	418,886	1,084,999	—	(214,518)	1,289,367	16,184,797	145,999	(2,398,800)	(2,125,042)	11,806,954
Class I	1,789,391	1,457,120	(46,788)	(450,133)	2,749,590	6,670,600	385,759	(41,760)	(918,700)	6,095,899

Total Members’ Interests	$19,930,443	$15,003,594	$(664,972)	$(4,550,943)	$29,718,122	$86,083,786	$6,578,794	$(5,169,585)	$(12,128,202)	$75,364,793

Class A	$11,142	$—	$—	$(1,627)	$9,515	$11,285	$—	$—	$(1,511)	$9,774
Class C	11,061	—	—	(1,640)	9,421	11,089	—	—	(1,507)	9,582
Class D	—	—	—	—	—		—	—	—	—
Class I	—	—	—	—	—		—	—	—	—

Total Sponsor’s Interest	$22,203	$—	$—	$(3,267)	$18,936	$22,374	$—	$—	$(3,018)	$19,356
Total Members’ Capital	$19,952,646	$15,003,594	$(664,972)	$(4,554,210)	$29,737,058	$86,106,160	$6,578,794	$(5,169,585)	$(12,131,220)	$75,384,149

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the “Fund”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

At March 31, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,403,608	7,401,210	7,694,451	$0.9622	$0.9619
Class C	50,096,376	50,080,086	53,147,362	$0.9426	$0.9423
Class D	11,806,956	11,806,954	11,813,488	$0.9994	$0.9994
Class I	6,097,625	6,095,899	6,278,841	$0.9711	$0.9709
	$75,404,565	$75,384,149	78,934,142

At December 31, 2006 the Net Asset Values of the different Classes of Units were:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,467,193	7,464,515	6,721,457	$1.1109	$1.1106
Class C	55,804,482	55,786,248	51,158,060	$1.0908	$1.0905
Class D	16,184,799	16,184,797	14,081,577	$1.1494	$1.1494
Class I	6,672,555	6,670,600	5,958,439	$1.1198	$1.1195
	$86,129,029	$86,106,160	77,919,533

3.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

The Sponsor of the Fund, Merrill Lynch Alternative Investments (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Appleton Capital Management (“Appleton”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Appleton.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss), if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts on the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on the Fund’s financial statements.

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

Class A

	Jan.	Feb.	Mar.
2006	$1.1026	$1.0013	$0.9367
2007	$1.1381	$1.0669	$0.9622

Class C

	Jan.	Feb.	Mar.
2006	$1.0929	$0.9915	$0.9268
2007	$1.1165	$1.0460	$0.9426

Class D

	Jan.	Feb.	Mar.
2006	$1.1251	$1.0231	$0.9583
2007	$1.1789	$1.1068	$0.9994

Class I

	Jan.	Feb.	Mar.
2006	$1.1079	$1.0060	$0.9414
2007	$1.1476	$1.0764	$0.9711

Performance Summary

January 1, 2007 to March 31, 2007

The Fund posted a net loss trading in financials and currencies due to difficult trading conditions for all currency market participants as some longstanding positions were exited as the favorable conditions of the last quarter of 2006 experienced a very soft landing.

The beginning of the quarter proved to be uneventful from a performance point of view. The middle of the quarter was extremely difficult for the Fund with volatility and longstanding trends coming to an abrupt halt, not just in currency markets but in global macro markets generally. The difficulties in the currency markets experienced mid-quarter continued into the end of the quarter with the major foreign exchange market being subject to some harsh reversals and some choppy volatility.

There appears to be two opposite forces pulling on the U.S. dollar and the Japanese yen. However, the significant interest rate differential and the outlook for further rates hikes from the U.S. Federal Reserve would appear to support the U.S. dollar. Against this, there appears to be a reluctance to hold U.S. currency against the backdrop of increasing deficits and the war in Iraq.

The traditional practice of holding a high yielding currency at the expense of a low-yield is commonplace in the foreign exchange markets. The rationale is that in the absence of any movement in the spot price, the currency manager will benefit from the interest rate differential therein. Getting back to the specifics of March, it was a frustrating month in the sense that a currency manager with more primitive risk management systems may have been rewarded in the case of a position like the Euro/Japanese Yen. Having started the month at a level of 156.25, the cross continued to fall precipitously in the first four days of the month. Ultimately, the market found support marginally below 151.00. Considering that the peak had been 159.50 in the latter stages of the prior month, the total reversal in excess of 5% was considerable, particularly when annualized volatility was being priced at between 6% and 7%. The model continued to react as it had done in the final days of February, by cutting positions due both to the increased volatility and also the perceived change in overall direction of the market. The potential for frustration, and the justification for the comment in the opening line of this paragraph, stems from the fact that the next four weeks saw the market gradually climb all the way back to 157.25 by the end of March. Thus, a complete ignorance of volatility would have seen the portfolio hold onto the position and make gains ultimately, albeit with extreme levels of profit and loss in the interim. Clearly, this approach is not in keeping with the Appleton risk management credo. Portfolio volatility must be kept constant at all times. Therefore as the position in question continued to fall through successive levels, the proprietary assessment of volatility crept up, with the consequence that positions needed to be reduced in size in order to remain within parameters.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2007 and March 31, 2006, the Fund’s average month-end Net Asset Value for all other purposes was approximately $83,502,684 and $24,627,633, respectively.

March 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	2.55%	$2,126,316	$2,126,316

TOTAL	$2,126,316	2.55%	$2,126,316	$2,126,316

March 31, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	8.63%	$2,126,316	$2,126,316

TOTAL	$2,126,316	8.63%	$2,126,316	$2,126,316

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

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

Subscription

	Amount	Units	NAV (1)
Jan-07	$362,694	326,486	$1.1109
Feb-07	425,110	373,526	1.1381
Mar-07	611,311	572,979	1.0669
Apr-07	198,897	206,711	0.9622

CLASS C

Subscription

	Amount	Units	NAV (1)
Jan-07	$986,982	904,824	$1.0908
Feb-07	1,253,978	1,123,133	1.1165
Mar-07	2,406,961	2,301,110	1.0460
Apr-07	3,383,667	3,589,716	0.9426

CLASS D

Subscription

	Amount	Units	NAV (1)
Jan-07	$—	—	$1.1494
Feb-07	—	—	1.1789
Mar-07	145,999	131,911	1.1068
Apr-07	—	—	0.9994

CLASS I

Subscription

	Amount	Units	NAV (1)
Jan-07	$9,949	8,885	$1.1198
Feb-07	10,000	8,713	1.1476
Mar-07	365,810	339,846	1.0764
Apr-07	283,698	292,141	0.9711

(1) Net Asset Value for all other purposes

(b)   None.

(c)   None.

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

(a)   Exhibits.

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:      Are filed herewith.

32.01 and
32.02               Section 1350 Certifications

Exhibit 32.01
and 32.02       Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML APPLETON FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)