Form 10-Q
period 2007-06-30
ML Appleton FuturesAccess LLC
filed 2007-08-14
CIK 1311385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐   No  ☐

ML APPLETON FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $2,126,316 for 2007 and $2,126,316 for 2006)	$97,709,740	$79,765,050
Net unrealized profit on open contracts	6,696,618	9,247,823
Cash	124,257	236,003
Accrued interest	393,836	333,978

TOTAL	$104,924,451	$89,582,854

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$173,612	$147,853
Sponsor’s fee payable	164,811	132,885
Performance fee payable	1,814,478	2,400,245
Redemptions payable	843,854	491,360
Initial offering costs payable	17,412	22,866
Other	209,564	281,485

Total liabilities	3,223,731	3,476,694

MEMBERS’ CAPITAL:
Sponsor’s Capital (20,324 and 20,324 Units issued and outstanding)	24,353	22,374
Members’ Capital (84,648,912 and 77,899,209 Units issued and outstanding)	101,676,367	86,083,786

Total members’ capital	101,700,720	86,106,160

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$104,924,451	$89,582,854

NET ASSET VALUE PER UNIT (Note 2)

(Based on 84,669,236 and 77,919,533 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
TRADING PROFITS (LOSSES):

Realized	$7,629,661	$(7,345,025)	$12,822,985	$(9,487,608)
Change in unrealized	14,942,108	3,813,023	(2,551,205)	1,429,167

Total trading profits (losses)	22,571,769	(3,532,002)	10,271,780	(8,058,441)
INVESTMENT INCOME:

Interest	1,113,721	556,900	2,238,935	836,130

EXPENSES:
Management fee	483,046	248,596	906,152	381,021
Sponsor’s fee	461,032	221,653	850,240	362,563
Performance fee	1,814,478	—	1,814,478	—
Other	143,651	190,310	287,781	223,976
Total expenses	2,902,207	660,559	3,858,651	967,560

NET INVESTMENT LOSS	(1,788,486)	(103,659)	(1,619,716)	(131,430)

NET INCOME (LOSS)	$20,783,283	$(3,635,661)	$8,652,064	$(8,189,871)

NET INCOME (LOSS) PER UNIT:
Weighted average number of Units outstanding
Class A	8,156,307	4,641,078	7,787,526	3,701,988
Class C	57,864,144	35,916,726	55,345,750	27,810,490
Class D	11,841,352	11,469,188	12,983,450	6,407,676
Class I	6,579,709	4,625,321	6,322,470	3,533,492

Net income (loss) per weighted average Units
Class A	$0.2488	$(0.0584)	$0.1125	$(0.1984)
Class C	$0.2412	$(0.0651)	$0.1089	$(0.2073)
Class D	$0.2642	$(0.0598)	$0.0772	$(0.1405)
Class I	$0.2534	$(0.0735)	$0.1184	$(0.2236)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital June 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital June 30, 2007

Class A	2,015,034	3,735,025	(161,159)	5,588,900	6,711,299	2,048,581	(579,045)	8,180,835
Class C	14,289,916	27,785,783	(1,543,754)	40,531,945	51,147,894	11,438,665	(4,603,020)	57,983,539
Class D	375,509	12,970,838	—	13,346,347	14,081,577	215,502	(2,400,000)	11,897,079
Class I	1,627,486	3,517,592	(486,494)	4,658,584	5,958,439	745,195	(116,175)	6,587,459

Total Members’ Units	18,307,945	48,009,238	(2,191,407)	64,125,776	77,899,209	14,447,943	(7,698,240)	84,648,912

Class A	10,158	—	—	10,158	10,158	—	—	10,158
Class C	10,166	—	—	10,166	10,166	—	—	10,166
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,324	—	—	20,324	20,324	—	—	20,324

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Members’ Capital				Members’ Capital	Members’ Capital				Members’ Capital
	December 31, 2005	Subscriptions	Redemptions	Net Loss	June 30, 2006	December 31, 2006	Subscriptions	Redemptions	Net Income	June 30, 2007

Class A	$2,205,634	$3,511,270	$(147,296)	$(732,019)	$4,837,589	$7,453,230	$2,221,055	$(635,693)	$874,689	$9,913,281
Class C	15,516,532	26,268,824	(1,396,329)	(5,762,808)	34,626,219	55,775,159	11,805,215	(4,941,570)	6,024,589	68,663,393
Class D	418,886	12,354,048	—	(900,177)	11,872,757	16,184,797	245,999	(2,398,800)	1,002,464	15,034,460
Class I	1,789,391	3,478,016	(420,421)	(790,155)	4,056,831	6,670,600	776,872	(130,582)	748,343	8,065,233

Total Members’ Interests	$19,930,443	$45,612,158	$(1,964,046)	$(8,185,159)	$55,393,396	86,083,786	15,049,141	$(8,106,645)	$8,650,085	$101,676,367

Class A	$11,142	$—	$—	$(2,342)	$8,800	$11,285	$—	$—	$1,027	$12,312
Class C	11,061	—	—	(2,370)	8,691	11,089	—	—	952	12,041
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$22,203	$—	$—	$(4,712)	$17,491	$22,374	$—	$—	$1,979	$24,353

Total Members’ Capital	$19,952,646	$45,612,158	$(1,964,046)	$(8,189,871)	$55,410,887	$86,106,160	$15,049,141	$(8,106,645)	$8,652,064	$101,700,720

See notes to financial statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund deducted the total initial offering costs payable to Merrill Lynch Alternative Investments (“MLAI”) at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At June 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$9,927,697	$9,925,593	8,190,993	$1.2120	$1.2118
Class C	68,689,254	68,675,434	57,993,705	$1.1844	$1.1842
Class D	15,034,461	15,034,460	11,897,079	$1.2637	$1.2637
Class I	8,066,720	8,065,233	6,587,459	$1.2246	$1.2243
	$101,718,132	$101,700,720	84,669,236

At December 31, 2006 the Net Asset Values of the different Classes of Units were:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,467,193	$7,464,515	6,721,457	$1.1109	$1.1106
Class C	55,804,482	55,786,248	51,158,060	$1.0908	$1.0905
Class D	16,184,799	16,184,797	14,081,577	$1.1494	$1.1494
Class I	6,672,555	6,670,600	5,958,439	$1.1198	$1.1195
	$86,129,029	$86,106,160	77,919,533

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

4.         RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109. In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48.  FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May.	Jun
2006	$1.1026	$1.0013	$0.9367	$0.8956	$0.8506	$0.8663
2007	$1.1381	$1.0669	$0.9622	$1.0659	$1.1488	$1.2120

Class C

	Jan.	Feb.	Mar.	Apr.	May.	Jun
2006	$1.0929	$0.9915	$0.9268	$0.8854	$0.8402	$0.8550
2007	$1.1165	$1.0460	$0.9426	$1.0433	$1.1236	$1.1844

Class D

	Jan.	Feb.	Mar.	Apr.	May.	Jun
2006	$1.1251	$1.0231	$0.9583	$0.9174	$0.8724	$0.8896
2007	$1.1789	$1.1068	$0.9994	$1.1085	$1.1963	$1.2637

Class I

	Jan.	Feb.	Mar.	Apr.	May.	Jun
2006	$1.1079	$1.0060	$0.9414	$0.9004	$0.8554	$0.8715
2007	$1.1476	$1.0764	$0.9711	$1.0761	$1.1603	$1.2246

Performance Summary

January 1, 2007 to June 30, 2007

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

April 1, 2007 to June 2007

The Fund posted gains trading in financials and currencies after difficult trading conditions for all currency markets during the second quarter of 2007.

Strong moves in most of the major currencies allowed for technical approaches to capitalize at the beginning of the quarter. The Euro and the British pound both reached historically significant highs, and although currency market volatility remained low, opportunities for profit were plentiful.

The Fund has been cycling out of long positions in the Euro from April onwards. Gains continued to be posted to the Fund mid-quarter with the weakening of the Japanese yen as the dominant theme.

At quarter’s end the Japanese yen continued to be the weakest of the major currencies and this price action, coupled with the considerable interest rate differential associated with the currency contributed to profits being posted to the Fund. Both the British pound and the Canadian dollar showed strength against the U.S. dollar and the Japanese yen.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2007 and June 30, 2006, the Fund’s average month-end Net Asset Value for all other purposes was approximately $88,306,112 and $35,128,439, respectively.

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	2.41%	$2,126,316	$2,126,316

TOTAL	$2,126,316	2.41%	$2,126,316	$2,126,316

	June 30, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	6.05%	$2,126,316	$2,126,316

TOTAL	$2,126,316	6.05%	$2,126,316	$2,126,316

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$362,694	326,486	$1.1109
Feb-07	425,110	373,526	1.1381
Mar-07	611,311	572,979	1.0669
Apr-07	198,897	206,711	0.9622
May-07	391,972	367,738	1.0659
Jun-07	231,071	201,141	1.1488
Jul-07	230,093	189,846	1.2120

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$986,982	904,824	$1.0908
Feb-07	1,253,978	1,123,133	1.1165
Mar-07	2,406,961	2,301,110	1.0460
Apr-07	3,383,667	3,589,716	0.9426
May-07	2,355,699	2,257,931	1.0433
Jun-07	1,417,928	1,261,951	1.1236
Jul-07	2,183,444	1,843,502	1.1844

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$—	—	$1.1494
Feb-07	—	—	1.1789
Mar-07	145,999	131,911	1.1068
Apr-07	—	—	0.9994
May-07	—		1.1085
Jun-07	100,000	83,591	1.1963
Jul-07	—	—	1.2637

CLASS 1

	Subscription
	Amount	Units	NAV (1)
Jan-07	$9,949	8,885	$1.1198
Feb-07	10,000	8,713	1.1476
Mar-07	365,810	339,846	1.0764
Apr-07	283,698	292,141	0.9711
May-07	44,998	41,816	1.0761
Jun-07	62,417	53,794	1.1603
Jul-07	9,999	8,165	1.2246

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

ML APPLETON FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)