Form 10-Q
period 2007-09-30
ML Appleton FuturesAccess LLC
filed 2007-11-14
CIK 1311385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-51087

ML APPLETON FUTURESACCESS LLC

(Exact Name of Registrant as
specified in its charter)

Delaware	20-1227880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC
Hopewell Building No. 2
1200 Merrill Lynch Drive - First Floor
Pennington, New Jersey 08534

(Address of principal executive offices)
(Zip Code)

609-274-5838
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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

ML APPLETON FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ML APPLETON FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	Setember 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $2,126,316 for 2007 and $2,126,316 for 2006)	$86,297,410	$79,765,050
Net unrealized profit on open contracts	1,927,011	9,247,823
Cash	106,345	236,003
Accrued interest	341,285	333,978

TOTAL	$88,672,051	$89,582,854

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$147,453	$147,853
Sponsor’s fee payable	142,519	132,885
Performance fee payable	—	2,400,245
Redemptions payable	1,592,777	491,360
Initial offering costs payable	14,414	22,866
Other	196,187	281,485

Total liabilities	2,093,350	3,476,694

MEMBERS’ CAPITAL:
Sponsor’s Capital (20,324 Units)	20,275	22,374
Members’ Capital (86,583,351 Units and 77,899,209 Units)	86,558,426	86,083,786

Total members’ capital	86,578,701	86,106,160

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$88,672,051	$89,582,854

NET ASSET VALUE PER UNIT (Note 2)

(Based on 86,603,675 and 77,919,533 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
TRADING PROFITS (LOSSES):

Realized	$(14,689,586)	$8,519,993	$(1,866,601)	$(967,615)
Change in unrealized	(4,769,607)	(484,137)	(7,320,812)	945,030

Total trading profits (losses)	(19,459,193)	8,035,856	(9,187,413)	(22,585)

INVESTMENT INCOME:
Interest	1,199,504	817,442	3,438,439	1,653,572

EXPENSES:
Management fee	441,049	342,100	1,347,201	723,121
Sponsor’s fee	428,743	—	1,278,983	—
Performance fee	(1,814,478)	308,916	—	671,479
Other	141,312	213,289	429,093	437,265
Total expenses	(803,374)	864,305	3,055,277	1,831,865

NET INVESTMENT INCOME (LOSS)	2,002,878	(46,863)	383,162	(178,293)

NET INCOME (LOSS)	$(17,456,315)	$7,988,993	$(8,804,251)	$(200,878)

NET INCOME (LOSS) PER UNIT:
Weighted average number of Units outstanding
Class A	8,369,703	6,417,476	7,981,585	4,607,151
Class C	60,432,155	46,672,581	57,041,218	34,097,854
Class D	11,897,079	13,995,065	12,621,326	8,936,806
Class I	6,781,850	5,707,801	6,475,597	4,258,262

Net income (loss) per weighted average Unit
Class A	$(0.2012)	$0.1114	$(0.1015)	$(0.0042)
Class C	$(0.1980)	$0.1073	$(0.1042)	$(0.0222)
Class D	$(0.2061)	$0.1151	$(0.1148)	$0.0795
Class I	$(0.1990)	$1.1152	$(0.0929)	$(0.0311)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the nine months ended September 30, 2007 and 2006
(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Members’ Capital September 30, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Members’ Capital September 30, 2007

Class A	2,015,034	4,987,575	(277,019)	6,725,590	6,711,299	2,658,586	(1,303,492)	8,066,393
Class C	14,289,916	36,457,976	(2,768,476)	47,979,416	51,147,894	15,945,078	(6,812,226)	60,280,746
Class D	375,509	13,619,556	—	13,995,065	14,081,577	215,502	(2,400,000)	11,897,079
Class I	1,627,486	4,917,322	(528,047)	6,016,761	5,958,439	1,153,777	(773,083)	6,339,133

Total Members’ Units	18,307,945	59,982,429	(3,573,542)	74,716,832	77,899,209	19,972,943	(11,288,801)	86,583,351

Class A	10,158	—	—	10,158	10,158	—	—	10,158
Class C	10,166	—	—	10,166	10,166	—	—	10,166
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,324	—	—	20,324	20,324	—	—	20,324

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the nine months ended September 30, 2007 and 2006
(unaudited)

	Members’ Capital December 31, 2005	Subscriptions	Redemptions	Net Loss	Members’ Capital September 31, 2006	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Loss	Members’ Capital September 30, 2007

Class A	$2,205,634	$4,616,896	$(253,247)	$(17,908)	$6,551,375	$7,453,230	$2,882,243	$(1,376,878)	$(809,178)	$8,149,417
Class C	15,516,532	33,771,671	(2,519,793)	(756,766)	46,011,644	55,775,159	16,635,371	(7,120,077)	(5,942,310)	59,348,143
Class D	418,886	12,931,146	—	708,821	14,058,853	16,184,797	245,999	(2,398,800)	(1,449,100)	12,582,896
Class I	1,789,391	4,706,813	(461,180)	(132,475)	5,902,549	6,670,600	1,209,743	(800,809)	(601,564)	6,477,970

Total Members’ Interest	$19,930,443	$56,026,526	$(3,234,220)	$(198,328)	$72,524,421	$86,083,786	$20,973,356	$(11,696,564)	$(8,802,152)	$86,558,426

Class A	$11,142	$—	$—	$(1,242)	$9,900	$11,285	$—	$—	$(1,020)	$10,265
Class C	11,061	—	—	(1,308)	9,753	11,089	—	—	(1,079)	10,010
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$22,203	$—	$—	$(2,550)	$19,653	$22,374	$—	$—	$(2,099)	$20,275

Total Members’ Capital	$19,952,646	$56,026,526	$(3,234,220)	$(200,878)	$72,544,074	$86,106,160	$20,973,356	$(11,696,564)	$(8,804,251)	$86,578,701

See notes to financial statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Appleton FuturesAccess LLC (the “Fund”) as of September 30, 2007, and the results of its operations for the three and nine months ended September 30, 2007 and 2006.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

At September 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$8,161,497	$8,159,682	8,076,551	$1.0105	$1.0103
Class C	59,369,500	59,358,153	60,290,912	0.9847	0.9845
Class D	12,582,896	12,582,896	11,897,079	1.0576	1.0576
Class I	6,479,222	6,477,970	6,339,133	1.0221	1.0219
	$86,593,115	$86,578,701	86,603,675

At December 31, 2006 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,467,193	$7,464,515	6,721,457	$1.1109	$1.1106
Class C	55,804,482	55,786,248	51,158,060	1.0908	1.0905
Class D	16,184,799	16,184,797	14,081,577	1.1494	1.1494
Class I	6,672,555	6,670,600	5,958,439	1.1198	1.1195
	$86,129,029	$86,106,160	77,919,533

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

The Sponsor of the Fund has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Appleton Capital Management (“Appleton”), the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Appleton.

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

4.               RECENT ACCOUNTING PRONOUNCEMENT

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sep.
2006	$1.1026	$1.0013	$0.9367	$0.8956	$0.8506	$0.8663	$0.8507	$0.9728	$0.9746
2007	$1.1381	$1.0669	$0.9622	$1.0659	$1.1488	$1.2120	$1.0646	$0.9919	$1.0105

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sep.
2006	$1.0929	$0.9915	$0.9268	$0.8854	$0.8402	$0.8550	$0.8389	$0.9585	$0.9595
2007	$1.1165	$1.0460	$0.9426	$1.0433	$1.1236	$1.1844	$1.0392	$0.9674	$0.9847

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sep.
2006	$1.1251	$1.0231	$0.9583	$0.9174	$0.8724	$0.8896	$0.8747	$1.0014	$1.0046
2007	$1.1789	$1.1068	$0.9994	$1.1085	$1.1963	$1.2637	$1.1115	$1.0369	$1.0576

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sep.
2006	$1.1079	$1.0060	$0.9414	$0.9004	$0.8554	$0.8715	$0.8561	$0.9793	$0.9814
2007	$1.1476	$1.0764	$0.9711	$1.0761	$1.1603	$1.2246	$1.0761	$1.0030	$1.0221

Performance Summary

January 1, 2007 to September 30, 2007

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

July 1, 2007 to September 30, 2007

The Fund posted losses trading in financials and currencies after difficult trading conditions for all currency markets during the third quarter of 2007.

The beginning of the quarter Appleton Risk Program “ARP” was down 25%. Although there were losses in several positions, the main contributor was the considerable appreciation of the Japanese yen against all major currencies, a reversal of a trend that has been in place almost uninterrupted since the middle of 2006.

Losses were also posted to the Fund mid-quarter due to currency markets displaying volatility that has not been seen since 1998. Equities globally experienced severe declines while ARP was flat.

For the first time in quite a while ARP established a sizeable short position in the U.S. dollar. The interest rate cut of 50 basis points coupled with volatility forced ARP to go long in the U.S. dollar position due to the fact the interest rate advantage relative to the Euro is virtually gone while the Canadian interest rates are also roughly equal. Gains were posted to the Fund on this position as both the Euro and Canadian dollar advanced against the U.S. dollar. However, the U.S. dollar versus the Japanese yen positions stabilized above 114.00, as ARP ended the quarter by lightening the long Euro versus the U.S. dollar position and instead taking exposure to the Euro versus the Japanese yen trade that had proven so successful in the first half of the year. Having peaked at 169.00, the sub-prime debacle and surrounding turmoil had brought the pair all the way down to 151.00 with subsequent recovery back above 160.00 at quarter’s end.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27Aof the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2007 and 2006, the Fund’s average month-end Net Asset Value for all other purposes was approximately $88,012,685 and $44,923,726, respectively.

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	2.42%	$2,126,316	$2,126,316

TOTAL	$2,126,316	2.42%	$2,126,316	$2,126,316

	September 30, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	4.73%	$2,126,316	$2,126,316

TOTAL	$2,126,316	4.73%	$2,126,316	$2,126,316

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$362,694	326,486	$1.1109
Feb-07	425,110	373,526	1.1381
Mar-07	611,311	572,979	1.0669
Apr-07	198,897	206,711	0.9622
May-07	391,972	367,738	1.0659
Jun-07	231,071	201,141	1.1488
Jul-07	230,093	189,846	1.2120
Aug-07	209,988	197,246	1.0646
Sep-07	221,107	222,913	0.9919
Oct-07	231,488	229,083	1.0105

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$986,982	904,824	$1.0908
Feb-07	1,253,978	1,123,133	1.1165
Mar-07	2,406,961	2,301,110	1.0460
Apr-07	3,383,667	3,589,716	0.9426
May-07	2,355,699	2,257,931	1.0433
Jun-07	1,417,928	1,261,951	1.1236
Jul-07	2,183,444	1,843,502	1.1844
Aug-07	1,022,002	983,451	1.0392
Sep-07	1,624,710	1,679,460	0.9674
Oct-07	467,401	474,663	0.9847

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$—	—	$1.1494
Feb-07	—	—	1.1789
Mar-07	145,999	131,911	1.1068
Apr-07	—	—	0.9994
May-07	—	—	1.1085
Jun-07	100,000	83,591	1.1963
Jul-07	—	—	1.2637
Aug-07	—	—	1.1115
Sep-07	—	—	1.0369
Oct-07	—	—	1.0576

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$9,949	8,885	$1.1198
Feb-07	10,000	8,713	1.1476
Mar-07	365,810	339,846	1.0764
Apr-07	283,698	292,141	0.9711
May-07	44,998	41,816	1.0761
Jun-07	62,417	53,794	1.1603
Jul-07	9,999	8,165	1.2246
Aug-07	312,873	290,747	1.0761
Sep-07	109,999	109,670	1.0030
Oct-07	16,287	15,935	1.0221

(1) Beginning of the month Net Asset Value for all other purposes

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

and 31.02                      Are filed herewith.

32.01 and

32.02                                             Section 1350 Certifications

Exhibit 32.01

and 32.02                      Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML APPLETON FUTURESACCESS LLC
	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)