Form 10-K
period 2007-12-31
ML Appleton FuturesAccess LLC
filed 2008-03-31
CIK 1311385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-51087

ML APPLETON FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1227880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus – Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

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

As of January 31, 2008, units of limited liability company interest with an aggregate net asset value of $67,747,500 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at
1-866-MER-ALTS.

ML APPLETON FUTURESACCESS LLC

ANNUAL REPORT FOR 2007 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Appleton FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per unit for all other purposes) as of the beginning of each calendar month. The Fund engages in the speculative trading of currency forward contracts. ACMP Limited trading as Appleton Capital Management LLC (“Appleton”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”), is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In February 2008, the Fund was put on administrative hold by MLAI. MLAI expects to liquidate the Fund as of June 30, 2008. In accordance with the offering memorandum, the Members redeemed their capital upon the liquidation of the Fund. MLAI has agreed to waive payment for any remaining unreimbursed costs related to the initial offering of the units.

As of December 31, 2007, the Net Asset Value of the Fund for all other purposes was $76,970,706 and the Net Asset Value per Unit for all other purposes, was $0.9774 for Class A, $0.9500 for Class C, $1.0268 for Class D and $0.9896 for Class I. The Net Asset Value per Unit for financial reporting purposes in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”) was $0.9772 for Class A, $0.9499 for Class C, $1.0268 for Class D and $0.9894 for Class I, and the Net Asset Value of the Fund was $76,958,851.

The highest month-end Net Asset Value per Unit for all other purposes for Class A as of December 31, 2007 was $1.212 (June 30, 2007) and the lowest was $0.8506 (May 31, 2006).  The highest month-end Net Asset Value per Unit for all other purposes for Class C as of December 31, 2007 was $1.1844 (June 30, 2007) and the lowest was $0.8389 (July 31, 2006).  The highest month-end Net Asset Value per Unit for all other purposes for Class D as of December 31, 2007 was $1.2637 (June 30, 2007) and the lowest was $0.8724 (May 31, 2006).  The highest month-end Net Asset Value per Unit for all other purposes for Class I as of December 31, 2007 was $1.2246 (June 30, 2007) and the lowest was $0.8554 (May 31, 2006).

(b)          Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Trading Advisor’s Trading Model

The Fund has entered into an advisory agreement with Appleton whereby Appleton trades through a managed account the Fund’s assets using the Appleton 25% Risk Program (the “Trading Model”), which is summarized below.

In the Trading Model, which Appleton has traded since January 1, 1995, Appleton applies a combination of different strategies. Methods employed include a model-based approach to spread trading, asset allocation models, and technical analysis.

The objective of the Trading Model is to realize profits through the speculative trading of over-the-counter (“OTC”) currency forward contracts and exchange-traded futures contracts on currencies which Appleton deems to be sufficiently liquid to implement the Trading Model, although the percentage of the Fund’s assets allocated to either of these classes of contracts may change at any time. Appleton’s trading methodology utilizes proprietary mathematical techniques that are researched and developed on an ongoing basis in an attempt to forecast market direction, manage the risk associated with that direction and adapt to changing market conditions. Appleton’s investment

The Trading Model is trend-following in nature and makes forecasts over a timeframe that is generally described as medium-term, over a period of a few weeks.  The theoretical basis of the Trading Model is that the major currency markets tend to display sustained periods of direction against one another.  In order to capture this phenomenon, the Trading Model makes a forecast of the value of a currency in the next time period as being a function of the value of that currency in the current time period.  Or, the Trading Model uses historical prices, in an attempt to forecast future exchange rate movements.  There can be no assurance that markets which have displayed direction in the past will continue to do so, therefore Appleton may alter the constituent currencies in the portfolio from time to time.

As well as the expected price change as a result of the underlying direction, the Trading Model also takes into account the interest rate differential that is present between two currencies, as this is also a potential source of return.  Generally no attempt is made to forecast the interest rate differential but rather it is taken as a passive input to the forecast.  Simultaneously, the Trading Model will make a forecast of the expected volatility of the exchange rate in question.  This is done in order to more accurately deliver on the risk level targeted by the particular program or individual managed account.  As market volatility increases, the Trading Model will reduce the size of the positions that is exposed to that volatility.  In this way, the Trading Model attempts to maintain a constant level of volatility for each account.

The final part of the process is the optimization of positions.  The Trading Model will take the inputs of expected risk and forecast return and attempt to find an optimal combination of possible positions from a risk-adjusted basis.

Although Appleton’s trading decisions are determined by the Trading Model.  Appleton reserves the right to override the Trading Model.

Employees

The Fund has no employees.

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

Market Sectors

Appleton’s trading is limited to the speculative trading of over-the-counter forward currency contracts and exchange traded currency future contracts on currencies which Appleton deems to be sufficiently liquid, although the percentage of the Fund’s assets allocated to either class of contracts will vary from time to time.

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

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Fund and the fee paid to the offset banks – from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar Available Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Management Fees paid by the Fund to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Under the single currency margining system implemented for the Fund, the Fund  does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund’s U.S. dollar Cash Assets.  The Fund does not earn interest on foreign margin deposits provided by MLPF&S. The Fund does, however, earn interest on its non-U.S. dollar Cash Assets.  Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund.  Merrill Lynch charges the Fund Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

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

Charges

The following table summarizes the charges incurred   by the Fund for the years ended December 31, 2007 and 2006 and for the period April 1, 2005 (commencement of operations) to December 31, 2005.

	2007		2006		2005
		% of Average		% of Average
		Month-End		Month-End		% of Average
	Dollar	Net Assets (non	Dollar	Net Assets (non	Dollar	Month-End
Charges	Amount	GAAP)	Amount	GAAP)	Amount	Net Assets (non GAAP)

Other Expenses	$610,236	0.70%	$650,883	1.24%	$82,703	0.72%
Sponsor fees(1)	1,690,946	1.95%	1,034,207	1.96%	192,348	1.68%
Management fees	1,773,680	2.05%	1,123,697	2.13%	185,506	1.62%
Performance fees	—	0.00%	2,400,245	4.56%	427,382	3.74%
Total	$4,074,862	4.70%	$5,209,032	9.89%	$887,939	7.76%

(1)  Net of reimbursement of $10,137 in 2005

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Value for all other purposes during 2007, 2006 and 2005 equaled $86,609,627, $52,675,046 and $11,436,993, respectively.

During 2007, the Fund earned $4,393,090 in interest income, or approximately 5.07% of the Fund’s average month-end Net Assets for all other purposes. During 2006, the Fund earned $2,623,944 in interest income, or approximately 4.98% of the Fund’s average month-end Net Assets for all other purposes.  During 2005, the Fund earned $299,686 in interest income, or approximately 2.62% of the Fund’s average month-end Net Assets for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2007, 2006 and 2005, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s Brokerage Commissions was approximately $0, $0, and $14.35, respectively.

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

Appleton and MLAI	Annual Performance Fees	20% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. MLAI receives 25% of the 20% Annual Performance Fees.

Appleton and MLAI	Management Fees	A flat rate monthly charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate). MLAI receives 25% of the 2% annual rate.

Others	Operating expense of Fund including audit, legal and tax services.	Actual payments to third parties.

MLAI; Others	Ongoing Offering Costs Reimbursed	Actual costs incurred.

Regulation

MLAI, Appleton and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment advisor” under the Investment Advisors Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority ( the “FINRA”).

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign forwards will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy One of the Parties

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s management offices are the management offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus, 1200 Merrill Lynch Drive – First Floor, Pennington, New Jersey 08534).  MLAI performs management services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

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

(b)           Holders:

As of December 31, 2007, there were 2,180 holders of Units, including MLAI.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-07	$362,694	326,486	$1.1109
Feb-07	425,110	373,526	1.1381
Mar-07	611,311	572,979	1.0669
Apr-07	198,897	206,711	0.9622
May-07	391,972	367,738	1.0659
Jun-07	231,071	201,141	1.1488
Jul-07	230,093	189,846	1.2120
Aug-07	209,988	197,246	1.0646
Sep-07	221,107	222,913	0.9919
Oct-07	231,488	229,083	1.0105
Nov-07	34,124	33,149	1.0294
Dec-07	56,923	57,393	0.9918
Jan-08	166,573	170,425	0.9774
Feb-08	61,423	70,553	0.8706

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-07	$986,982	904,824	$1.0908
Feb-07	1,253,978	1,123,133	1.1165
Mar-07	2,406,961	2,301,110	1.0460
Apr-07	3,383,667	3,589,716	0.9426
May-07	2,355,699	2,257,931	1.0433
Jun-07	1,417,928	1,261,951	1.1236
Jul-07	2,183,444	1,843,502	1.1844
Aug-07	1,022,002	983,451	1.0392
Sep-07	1,624,710	1,679,460	0.9674
Oct-07	467,401	474,663	0.9847
Nov-07	993,306	991,027	1.0023
Dec-07	538,553	558,145	0.9649
Jan-08	640,648	674,295	0.9500
Feb-08	610,686	722,192	0.8456

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$—	—	$1.1494
Feb-07	—	—	1.1789
Mar-07	146,000	131,911	1.1068
Apr-07	—	—	0.9994
May-07	—	—	1.1085
Jun-07	100,000	83,591	1.1963
Jul-07	—	—	1.2637
Aug-07	—	—	1.1115
Sep-07	—	—	1.0369
Oct-07	—	—	1.0576
Nov-07	—	—	1.0788
Dec-07	—	—	1.0407
Jan-08	—	—	1.0268
Feb-08	—	—	0.9158

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-07	$9,949	8,885	$1.1198
Feb-07	10,000	8,713	1.1476
Mar-07	365,810	339,846	1.0764
Apr-07	283,698	292,141	0.9711
May-07	44,998	41,816	1.0761
Jun-07	62,417	53,794	1.1603
Jul-07	9,999	8,165	1.2246
Aug-07	312,873	290,747	1.0761
Sep-07	109,999	109,670	1.0030
Oct-07	16,287	15,935	1.0221
Nov-07	14,998	14,400	1.0416
Dec-07	150,000	149,417	1.0039
Jan-08	—	—	0.9896
Feb-08	42,999	48,763	0.8818

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable

Item 6:   Selected Financial Data

  The following selected financial data has been derived from the financial statements of the Fund.

Statement of Income	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period April 1, 2005 (commencement of operations) to December 31, 2005
TRADING REVENUES:

Trading profit (loss)
Realized	$482,148	$2,981,962	$2,833,846
Change in Unrealized	(12,476,677)	9,976,255	(728,432)
Brokerage Commissions	—	—	(2,971)
Total trading profit (loss)	$(11,994,529)	$12,958,217	$2,102,443

INVESTMENT INCOME:
Interest	4,393,090	2,623,944	299,686

EXPENSES:
Management fees	1,773,680	1,123,697	185,506
Performance fees	—	2,400,245	427,382
Sponsor fees	1,690,946	1,034,207	202,485
Other	610,236	650,883	82,703
Total Expenses before reimbursement	4,074,862	5,209,032	898,076
Sponsor fee reimbursement		—	(10,137)
Total Expenses	4,074,862	5,209,032	887,939

NET INVESTMENT INCOME (LOSS)	318,228	(2,585,088)	(588,253)

NET INCOME (LOSS)	$(11,676,301)	$10,373,129	$1,514,190

Balance Sheet Data	December 31, 2007	December 31, 2006	December 31, 2005

Members’ Capital	$76,958,851	$86,106,160	$19,952,646
Net Asset Value per Class A Unit	$0.9772	$1.1106	$1.0946
Net Asset Value per Class C Unit	$0.9499	$1.0905	$1.0858
Net Asset Value per Class D Unit	$1.0268	$1.1494	$1.1155
Net Asset Value per Class I Unit	$0.9894	$1.1195	$1.0995

For financial reporting purposes in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2007, 2006 and 2005, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,660,030	7,658,503	7,837,242	$0.9774	$0.9772
Class C	53,002,616	52,993,319	55,789,351	0.9500	0.9499
Class D	10,675,926	10,675,926	10,397,079	1.0268	1.0268
Class I	5,632,134	5,631,103	5,691,460	0.9896	0.9894
	$76,970,706	$76,958,851	79,715,132

December 31, 2006

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,467,193	$7,464,515	6,721,457	$1.1109	$1.1106
Class C	55,804,482	55,786,248	51,158,060	1.0908	1.0905
Class D	16,184,799	16,184,797	14,081,577	1.1494	1.1494
Class I	6,672,555	6,670,600	5,958,439	1.1198	1.1195
	$86,129,029	$86,106,160	77,919,533

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9844	$0.9424	$1.0084	$1.0226	$0.9499	$1.0309	$1.0656	$1.1624	$1.0969
2006	$1.1026	$1.0013	$0.9367	$0.8956	$0.8506	$0.8663	$0.8507	$0.9728	$0.9746	$0.9472	$1.0151	$1.1109
2007	$1.1381	$1.0669	$0.9622	$1.0659	$1.1488	$1.2120	$1.0646	$0.9919	$1.0105	$1.0294	$0.9918	$0.9774

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9836	$0.9409	$1.0059	$1.0200	$0.9458	$1.0256	$1.0586	$1.1533	$1.0881
2006	$1.0929	$0.9915	$0.9268	$0.8854	$0.8402	$0.8550	$0.8389	$0.9585	$0.9595	$0.9318	$0.9977	$1.0908
2007	$1.1165	$1.0460	$0.9426	$1.0433	$1.1236	$1.1844	$1.0392	$0.9674	$0.9847	$1.0023	$0.9649	$0.9500

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9856	$0.9448	$1.0122	$1.0294	$0.9585	$1.0415	$1.0790	$1.1796	$1.1178
2006	$1.1251	$1.0231	$0.9583	$0.9174	$0.8724	$0.8896	$0.8747	$1.0014	$1.0046	$0.9776	$1.0489	$1.1494
2007	$1.1789	$1.1068	$0.9994	$1.1085	$1.1963	$1.2637	$1.1115	$1.0369	$1.0576	$1.0788	$1.0407	$1.0268

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	n/a	n/a	n/a	$0.9847	$0.9430	$1.0094	$1.0208	$0.9495	$1.0308	$1.0666	$1.1643	$1.1018
2006	$1.1079	$1.0060	$0.9414	$0.9004	$0.8554	$0.8715	$0.8561	$0.9793	$0.9814	$0.9542	$1.0229	$1.1198
2007	$1.1476	$1.0764	$0.9711	$1.0761	$1.1603	$1.2246	$1.0761	$1.0030	$1.0221	$1.0416	$1.0039	$0.9896

Pursuant to CFTC policy, monthly performance is presented from April 1, 2005 (commencement of operations).

ML APPLETON FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $10,330,559

Current Capitalization:   $7,660,030

Worst Monthly Drawdown(2):  (12.16)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (26.81)%  (December 2005 – May 2006)

Net Asset Value per Unit, December 31, 2007:   $0.9774

Monthly Rates of Return (4)

Month	2007	2006	2005
January	2.44%	0.52%	—
February	-6.26	-9.19	—
March	-9.81	-6.45	—
April	10.78	-4.39	-1.56%
May	7.78	-5.02	-4.27
June	5.50	1.85	7.00
July	-12.16	-1.80	1.40
August	-6.83	14.35	-7.11
September	1.87	0.19	8.53
October	1.87	-2.81	3.37
November	-3.65	7.17	9.08
December	-1.46	9.44	-5.64
Compound Annual Rate of Return	-12.02%	1.30%	9.69%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on U. S. GAAP is -2.28%.

ML APPLETON FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions: $71,923,070

Current Capitalization:   $53,002,616

Worst Monthly Drawdown(2):  (12.26)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (27.28)%  (December 2005 – July 2006)

Net Asset Value per Unit, December 31, 2007:   $0.9500

Monthly Rates of Return (4)

Month	2007	2006	2005
January	2.36%	0.44%	—
February	-6.32	-9.28	—
March	-9.89	-6.53	—
April	10.68	-4.47	-1.64%
May	7.69	-5.11	-4.35
June	5.42	1.76	6.91
July	-12.26	-1.88	1.40
August	-6.91	14.26	-7.28
September	1.79	0.10	8.44
October	1.79	-2.89	3.22
November	-3.73	7.07	8.95
December	-1.54	9.33	-5.66
Compound Annual Rate of Return	-12.89%	0.25%	8.81%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such  as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on U.S. GAAP is -5.01%.

ML APPLETON FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $13,634,845

Current Capitalization:   $10,675,926

Worst Monthly Drawdown(2):  (12.04)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (26.04)%  (December 2005 – May 2006)

Net Asset Value per Unit, December 31, 2007:   $1.0268

Monthly Rates of Return (4)

Month	2007	2006	2005
January	2.57%	0.65%	—
February	-6.12	-9.07	—
March	-9.70	-6.33	—
April	10.91	-4.27	-1.44%
May	7.92	-4.91	-4.15
June	5.64	1.97	7.14
July	-12.04	-1.67	1.70
August	-6.71	14.48	-6.89
September	2.00	0.32	8.67
October	2.00	-2.69	3.59
November	-3.53	7.29	9.33
December	-1.33	9.58	-5.23
Compound Annual Rate of Return	-10.66%	2.83%	11.78%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on U.S. GAAP is 2.68%.

ML APPLETON FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2005

Aggregate Subscriptions:    $ 7,765,806

Current Capitalization:   $5,632,134

Worst Monthly Drawdown(2):  (12.12)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (26.54)%  (December 2005 – May 2006)

Net Asset Value per Unit, December 31, 2007:   $0.9896

Monthly Rates of Return (4)

Month	2007	2006	2005
January	2.47%	0.55%	—
February	-6.20	-9.20	—
March	-9.78	-6.42	—
April	10.81	-4.36	-1.53%
May	7.82	-5.00	-4.23
June	5.54	1.88	7.04
July	-12.12	-1.77	1.13
August	-6.80	14.39	-6.98
September	1.91	0.21	8.57
October	1.91	-2.77	3.47
November	-3.62	7.20	9.16
December	-1.42	9.47	-5.37
Compound Annual Rate of Return	-11.62%	1.63%	10.18%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such  as “principal protected”.  The Fund has no such feature.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes.  The total return, since inception, based on U.S. GAAP is -1.06%.

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

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

December 31, 2007

Total Trading
Losses

Currencies	$(11,994,529)

The Fund posted overall losses in 2007 trading in over the counter currency forward contracts.

The beginning of the year proved to be relatively uneventful from a performance point of view. The first quarter was extremely difficult for the Fund with volatility and longstanding trends coming to an abrupt halt, not just in currency markets but in global macro markets generally. There appears to be two opposite forces pulling on the U.S. dollar and the Japanese yen. However, the significant interest rate differential and the outlook for further rates hikes from the U.S. Federal Reserve would appear to support the U.S. dollar.

Strong moves in most of the major currencies allowed for technical approaches to capitalize during the second quarter. The Euro and the British pound both reached significant highs, and although the currency market volatility remained low, opportunities for profit were plentiful. The Fund has been cycling out of long positions in the Euro from April onwards as gains continued to be posted to the Fund due to the weakening of the Japanese yen. The Japanese yen continued to be generally the weakest of the major currencies and this price action, coupled with the considerable interest rate differential associated with this currency contributed to profits being posted to the Fund at the end of the second quarter.

At the beginning of the third quarter Appleton Risk Program “ARP” was down 25%. Although there were losses in several positions, the main contributor was the considerable appreciation of the Japanese yen against all major currencies, a reversal of a trend that has been in place almost uninterrupted since the middle of 2006. Losses continued through mid-quarter due to the currency markets displaying significant volatility. ARP established a sizeable short position in the U.S. dollar. The interest rate cut of 50 basis points coupled with volatility forced ARP to go long in the U.S. dollar position due to the fact the interest rate advantage relative to the Euro significant diminished while the Canadian interest rates were also roughly equal. Gains were posted to the Fund on this position as both the Euro and Canadian dollar advanced against the U.S. dollar. However, the U.S. dollar versus the Japanese yen positions stabilized above 114.00, as ARP ended the third quarter by lightening the long Euro versus the U.S. dollar position and instead taking exposure to the Euro versus the Japanese yen trade that had proven so successful in the first half of the year. Having peaked at 169.00, the subprime crisis and surrounding turmoil had brought the pair all the way down to 151.00 with subsequent recovery back above 160.00 at quarters end.

The primary cause of losses being posted to the Fund at the end of the year were the Fund’s positions in Japanese yen, as well as many of the cross rates, such as the Euro versus the Canadian dollar. There have been many column inches in the financial media during 2007 regarding the decline and unwinding of the carry trade. Put simply, the carry trade refers to the practice of shorting a low yielding currency and buying a high yielding currency to the interest rate differential, in addition to any profits that accumulate due to a favorable movement in the spot price.

It would be disingenuous to lay the blame for the year’s performance squarely at the door of a few currency pairs. There were other markets that also displayed noteworthy behavior in terms of harsh reversals, spotty volatility or whipsawing markets. Thus the difficulties were presented across the full spectrum of available markets.

December 31, 2006

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

The traditional practice of holding a high yielding currency at the expense of a low-yield is common place in the foreign exchange markets. The rationale is that in the absence of any movement in the spot price, the currency manager will benefit from the interest rate differential therein.  Reflecting on the movement the beginning of the first quarter and continuing through the second quarter, or lack thereof, in the major currency markets, Japanese yen, Euro, British pound and Canadian dollar showed that the price action in that time period  experienced little or no direction accompanied by patchy levels of volatility.

The lack of pattern continued through the third quarter to the frustration of trend-followers and range-traders alike. There remains reluctance on the part of the major currencies to explore new territory above or below recent marks. In such an environment, an investment approach predicated on the presence of a certain level of volatility may suffer until such time as the trends return. The trade range exhibited by the U.S. dollar against two other major currencies, the Euro and Japanese yen show the level of movement was insufficient for the Fund to make inroads into the current year’s drawdown. However, mid-third quarter posted the largest gain in one month of 14.35% being recorded due to long positions in the Euro and the Japanese yen. The prospect of the Bank of Japan raising rates has been keeping the Japanese yen at levels that would seem to defy the obvious interest rate differential with other economic blocks.

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

The Fund’s management fees and sponsor fees are a constant percentage of the Fund assets. Brokerage Commissions which are not based on a percentage of the Fund’s assets, are based on actual round-turns. The performance fees payable to Appleton and MLAI are based on the new Trading Profits generated by the excluding interest and after reduction of the Brokerage Commissions.

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

The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the following fiscal years. During the fiscal year 2007, the Fund’s average month-end Net Asset Value for all other purposes was approximately $86,609,627.  During the fiscal year 2006, the Fund’s average month-end Net Asset Value for all other purposes was approximately $52,675,046.

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	2.46%	$2,126,316	$2,126,316

TOTAL	$2,126,316	2.46%	$2,126,316	$2,126,316

	December 31, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	4.04%	$2,126,316	$2,126,316

TOTAL	$2,126,316	4.04%	$2,126,316	$2,126,316

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the  manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Appleton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund . There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

Currencies.

The Fund trades in a number of currencies forwards. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2007.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that Appleton has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring Appleton with the market risk controls being applied by Appleton.

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

Non-Trading Risk

When the Fund has foreign currency balances, the Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

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

Item 8: Financial Statements and Supplementary Data

The financial statements required by this Item are included in Exhibit 13.01.

Net Income by Quarter

Eight Quarters through December 31, 2007

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007	2006	2006	2006	2006
Total Income (loss)	$(1,852,465)	$(18,259,689)	$23,685,490	$(11,174,775)	$13,951,174	$8,853,298	$(2,975,102)	$(4,247,209)
Total Expenses	1,019,584	(803,374)	2,902,207	956,445	3,377,167	864,305	660,559	307,001
Net Income (loss)	$(2,872,049)	$(17,456,315)	$20,783,283	$(12,131,220)	$10,574,007	$7,988,993	$(3,635,661)	$(4,554,210)

Net Income (loss) per weighted average Unit (a)	$(0.0334)	$(0.1995)	$0.2461	$(0.1508)	$0.1365	$0.1091	$(0.0636)	$(0.1720)

(a) the Net Income (Loss) per weighted average Unit is based on the weighted average of total Units for each quarters.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•             Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•             Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•             Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2007, the Fund’s internal control over financial report was effective.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

The Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Appleton on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer, President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer of MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a MLAI of the Manager, is registered with NFA as a principal of the MLAI and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juries Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of MLAI, and his registration as a principal of MLAI is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of the Manager,  a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public Accountant, and received a BBA in

Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

As of December 31, 2007, the principals of MLAI had no investment in the Fund, and MLAI had no sponsor interest in the Fund.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Fund L.P., ML Select Futures I L.P., ML APM Global Commodity FuturesAccess LLC, ML Chesapeake FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Winton FuturesAccess LLC and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)	Identification of Certain Significant Employees:

None.

(d)	Family Relationships:

None.

(e)	Business Experience:

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings:

None.

(g)	Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable.  (Neither the Fund nor MLAI has a nominating committee).

Audit Committee; Audit Committee Financial Expert:

Not applicable.  (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                Security Ownership of Certain Beneficial Owners:

Title of class Percent of class	Name of beneficial owner	Amount and nature of beneficial ownership

Units of Limited Liability Company Interest 6.85%	MRP Holdings LP	5,436,614 Class D Units

(b)                               Security Ownership of Management:

As of December 31, 2007, MLAI owned 20,324 Unit-equivalent member interests, which constituted 0.0255% of the total Units outstanding, the principals of MLAI did not own any Units, and Appleton did not own any Units.

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

In 2007, the Fund expensed:  (i) Brokerage Commissions of $0 to MLPF&S, $1,330,260 in management fees earned by Appleton and $443,420 earned by MLAI; and (ii) Sponsor Fees of $1,690,948 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                Indebtedness of Management:

None.

(d)                               Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)                                Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2007 were $77,000.   Aggregate fees billed for these services for the year ended December 31, 2006 were $121,579.

(b)                               Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2007 and 2006 related to the Fund.

(c)                                Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2007 were $64,000.  Aggregate fees billed for these services for the year ended were December 31, 2006 were $55,000.

(d)                               All Other Fees

No fees were paid to Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2007 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2007 and 2006	2

	Statements of Operations for the years ended December 31, 2007 and 2006 and for the period April 1, 2005 (Commencement of Operations) to December 31, 2005	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2007 and 2006 and for the period April 1, 2005 (Commencement of Operations) to December 31, 2005	4-5

	Financial Data Highlights for the years ended December 31, 2007 and 2006 and for the period April 1, 2005 (Commencement of Operations) to December 31, 2005	6-8

	Notes to Financial Statements	9-16

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

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement on Form 10 (File No. 000-51087) under the Securities Exchange Act of 1934, filed on December 20, 2004 (the “Registrant’s Initial Registration Statement”).

3.02	Limited Liability Company Operating Agreement of ML Appleton FuturesAccess LLC

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Initial Registration Statement.

10.01	Customer Agreement between ML Appleton Futures Access LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated herein by reference from Exhibit 10.01 contained in Admendment No. 1 to the Registration Statement on Form 10 (File No. 000-51087) under the Securities Exchange Act of 1934, file on February 2, 2008.

10.02	Advisory Agreement by and among ML Appleton FuturesAccess LLC, ML Appleton Futures Access Ltd., Appleton Capital Management, Inc. and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Initial Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML APPLETON FUTURESACCESS LLC

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER
By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML APPLETON FUTURESACCESS LLC

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02	Sections 1350 Certifications