Form 10-Q
period 2008-03-31
ML Appleton FuturesAccess LLC
filed 2008-05-14
CIK 1311385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Hopewell Corporate Campus - Building No. 2

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML APPLETON FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $2,126,316 for 2008 and 2007)	$58,209,682	$84,943,302
Net unrealized profit (loss) on open contracts	7,729,698	(3,228,854)
Cash	2,418,867	70,012
Accrued interest	133,270	298,217

TOTAL ASSETS	$68,491,517	$82,082,677

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$113,280	$136,166
Sponsor fee payable	247,043	268,034
Redemptions payable	42,648,929	4,465,562
Initial offering costs payable	10,107	11,855
Other	382,632	242,209

Total liabilities	43,401,991	5,123,826

MEMBERS’ CAPITAL:
Sponsor’s Interest (20,324 Units and 20,324 Units)	18,583	19,586
Members’ Interest (27,436,465 Units and 79,694,808 Units)	25,070,943	76,939,265

Total members’ capital	25,089,526	76,958,851

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$68,491,517	$82,082,677

NET ASSET VALUE PER UNIT (Note 2)

(Based on 27,456,789 and 79,715,132 Units outstanding, unlimited Units authorized)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2008	2007
TRADING LOSS:

Realized	$(15,284,711)	$5,193,324
Change in unrealized	10,958,552	(17,493,313)

Total trading loss	(4,326,159)	(12,299,989)

INVESTMENT INCOME:
Interest	550,836	1,125,214

EXPENSES:
Management fee	337,237	423,106
Sponsor fee	328,887	389,208
Other	175,996	144,131

Total expenses	842,120	956,445

NET INVESTMENT INCOME (LOSS)	(291,284)	168,769

NET LOSS	$(4,617,443)	$(12,131,220)

NET LOSS PER UNIT:

Weighted average number of Units outstanding
Class A	7,744,320	7,418,744
Class C	54,856,490	52,827,355
Class D	10,271,909	14,125,547
Class I	5,174,659	6,065,230

Net loss per weighted average Unit
Class A	$(0.0579)	$(0.1555)
Class C	$(0.0589)	$(0.1502)
Class D	$(0.0524)	$(0.1504)
Class I	$(0.0766)	$(0.1515)

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2006	Subscriptions	Redemptions	March 31, 2007	December 31, 2007	Subscriptions	Redemptions	March 31, 2008

Class A	6,711,299	1,272,991	(299,997)	7,684,293	7,827,084	240,978	(4,614,089)	3,453,973
Class C	51,147,894	4,329,067	(2,339,765)	53,137,196	55,779,185	1,396,487	(37,126,665)	20,049,007
Class D	14,081,577	131,911	(2,400,000)	11,813,488	10,397,079	—	(7,116,651)	3,280,428
Class I	5,958,439	357,444	(37,042)	6,278,841	5,691,460	48,763	(5,087,166)	653,057

Total Members’ Units	77,899,209	6,091,413	(5,076,804)	78,913,818	79,694,808	1,686,228	(53,944,571)	27,436,465

Class A	10,158	—	—	10,158	10,158	—	—	10,158
Class C	10,166	—	—	10,166	10,166	—	—	10,166
Class D	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—

Total Sponsor’s Units	20,324	—	—	20,324	20,324	—	—	20,324

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Members’ Capital December 31, 2006	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2007	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Loss	Members’ Capital March 31, 2008

Class A	$7,453,230	$1,399,115	$(309,118)	$(1,151,791)	$7,391,436	$7,648,575	$227,997	$(4,222,853)	$(448,136)	$3,205,583
Class C	55,775,159	4,647,921	(2,419,907)	(7,932,669)	50,070,504	52,983,661	1,251,334	(32,961,784)	(3,233,476)	18,039,735
Class D	16,184,797	145,999	(2,398,800)	(2,125,042)	11,806,954	10,675,926	—	(6,925,631)	(538,361)	3,211,934
Class I	6,670,600	385,759	(41,760)	(918,700)	6,095,899	5,631,103	42,999	(4,663,944)	(396,467)	613,691

Total Members’ Interests	$86,083,786	$6,578,794	$(5,169,585)	$(12,128,202)	$75,364,793	$76,939,265	$1,522,330	$(48,774,212)	$(4,616,440)	$25,070,943

Class A	$11,285	$—	$—	$(1,511)	$9,774	$9,928	$—	$—	$(497)	$9,431
Class C	11,089	—	—	(1,507)	9,582	9,658	—	—	(506)	9,152
Class D	—	—	—	—	—	—	—	—	—	—
Class I	—	—	—	—	—	—	—	—	—	—

Total Sponsor’s Interest	$22,374	$—	$—	$(3,018)	$19,356	$19,586	$—	$—	$(1,003)	$18,583

Total Members’ Capital	$86,106,160	$6,578,794	$(5,169,585)	$(12,131,220)	$75,384,149	$76,958,851	$1,522,330	$(48,774,212)	$(4,617,443)	$25,089,526

See notes to financial statements.

ML APPLETON FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Appleton FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on May 17, 2004 and commenced trading activities on April 1, 2005. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit as of the beginning of each calendar month. The Fund engages in the speculative trading of currency forward contracts. ACMP Limited trading as Appleton Capital Management LLC (“Appleton”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”), is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In February 2008, MLAI announced to the Members its intent to liquidate the Fund as of June 30, 2008. Effective March 1, 2008, subscriptions/exchanges in will no longer be accepted; however, redemptions/exchanges out are allowed through June 2008 at which time the remaining Members will redeem their capital upon the liquidation of the Fund. MLAI has agreed to waive payment for any remaining unreimbursed costs related to the initial offering of the Units.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.              NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund deducted the total initial offering costs payable to MLAI at inception from Members’ Capital for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$3,216,337	$3,215,014	3,464,131	$0.9285	$0.9281
Class C	18,056,780	18,048,887	20,059,173	0.9002	0.8998
Class D	3,211,934	3,211,934	3,280,428	0.9791	0.9791
Class I	614,582	613,691	653,057	0.9411	0.9397
	$25,099,633	$25,089,526	27,456,789

At December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$7,660,030	$7,658,503	7,837,242	$0.9774	$0.9772
Class C	53,002,616	52,993,319	55,789,351	0.9500	0.9499
Class D	10,675,926	10,675,926	10,397,079	1.0268	1.0268
Class I	5,632,134	5,631,103	5,691,460	0.9896	0.9894
	$76,970,706	$76,958,851	79,715,132

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Appleton, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Appleton to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Appleton.

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts on the Statements of Financial Condition.

4.        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Fund’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contract	$7,729,698	N/A	$7,729,698	N/A

In March 2008, FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class A

	Jan.	Feb.	Mar.
2007	$1.1381	$1.0669	$0.9622
2008	$0.8706	$0.8227	$0.9285

Class C

	Jan.	Feb.	Mar.
2007	$1.1165	$1.0460	$0.9426
2008	$0.8456	$0.7984	$0.9002

Class D

	Jan.	Feb.	Mar.
2007	$1.1789	$1.1068	$0.9994
2008	$0.9158	$0.8665	$0.9791

Class I

	Jan.	Feb.	Mar.
2007	$1.1476	$1.0764	$0.9711
2008	$0.8818	$0.8335	$0.9411

Performance Summary

January 1, 2008 to March 31, 2008

The Fund posted overall losses trading in financials and currencies due to the difficult trading conditions for all currency markets.

The beginning of the first quarter was extremely difficult for the Fund with volatility and longstanding trends coming to an abrupt halt in the currency markets causing losses to be posted to the Fund. The dominant trades were long positions in the Euro versus the Japanese yen and the U.S. dollar versus the Japanese yen. Although the last day of 2007 had seen a sizeable drop in open equity, there was still sufficient trend strength for the Fund to remain in both.  Therefore, the further strengthening of the Japanese yen in the first few days of 2008 caused the first losses to be incurred to the Fund. Falling from 111.50 down to 109.00 the U.S. dollar versus the Japanese yen exposure was exited for a loss, while the majority of the Euro versus the Japanese yen position was retained. As the Euro started climbing back up to historical highs the Euro versus the Japanese yen was holding its own and had a considerable interest rate differential therefore, there were further losses posted to the Fund. As the Euro versus the Canadian dollar peaked at 1.5150, the subsequent fall back to 1.4700 was the third source of losses for the Fund, while the remaining Euro versus the Japanese yen exposure also fared poorly. Despite the negative interest rate differential, the Fund started to take long positions in the Japanese yen, against both the U.S. dollar and the Canadian dollar. With the U.S. dollar against the Japanese yen declining 105.50 and the Canadian dollar versus the Japanese yen reaching as low as 102.50, there was enough trend strength in both to merit inclusion in the optimized portfolio but not enough to offset losses.

The Fund continued its long position in the Euro throughout the middle of the quarter with profits made in the Euro versus the U.S. dollar positions. From 108.50 in the U.S. dollar and 161.50 in the Euro, the Japanese yen promptly appreciated sharply for what seems like the hundredth time in the last three years to 104.50 and 156.00 respectively therefore, significant losses were posted to the Fund. Despite the fact gains were made in the Euro versus the U.S. dollar the Fund had short positions in the U.S. dollar for the entire month of February therefore, losses could not offset the gains. The long positions in the Euro versus the Canadian dollar posted losses for the Fund due to the move upwards from 1.3300 to 1.5100 that had initiated prior to the end of 2007. Unfortunately, the short-lived fall in the Euro from 1.4850 to 1.4550 was enough to cause that position to be exited for a loss and instead the short position in the U.S. dollar was taken in the guise of short positions in the U.S. dollar versus the Canadian dollar. The stance was in place just in time to see the Canadian dollar weaken from 0.9985 to 1.0300 therefore, the position was exited for a loss being posted to the Fund. Long positions were taken again in the Euro versus the Canadian dollar up to 1.4975 only to close mid-quarter to 1.4800 posting losses for the Fund.

At the beginning of March the U.S. dollar versus the Japanese yen started at 103.15 and looked at one point as if it was heading for 90.00, the Japanese yen actually stalled and finished the quarter   to 100.00 for an unspectacular gain. The Euro versus the U.S. dollar positions were  profitable for the Fund however profits were attributed to the Fund’s short positions in the Canadian dollar against the single currency. The Canadian currency has had a strong run since 2003 for the most part, but the worries about the health of the U.S. economy seem to be spilling north of the border. This fact, coupled with a sharp fall in commodity prices in the middle of March seemed to have set in place a certain weakness in the currency. As the U.S. dollar versus the Canadian dollar and the Euro versus the U.S. dollar were both rising, the Fund took significant long positions in the Euro versus the Canadian dollar trade. The long positions in the Euro versus the Canadian dollar started at 1.4950 the beginning of March before climbing all the way to 1.6225 posting profits to the Fund. The Fund also posted profits due to the  climb in the Euro from 1.5175 to 1.5775. The quarter ended with profits being posted to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2008 and 2007, the Fund’s average month-end Net Asset Value for all other purposes was approximately $57,468,201 and $83,502,684, respectively.

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	3.70%	$2,126,316	$2,126,316

TOTAL	$2,126,316	3.70%	$2,126,316	$2,126,316

March 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,126,316	2.55%	$2,126,316	$2,126,316

TOTAL	$2,126,316	2.55%	$2,126,316	$2,126,316

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Appleton for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Fund as of and for the quarter which ended March 31, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the quarter which ended March 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal controls, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Fund’s internal controls over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP include policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund and Board of Managers of MLAI LLC.

•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements of the Fund.

Because of its inherent limitations, internal controls over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds internal controls over financial reporting as March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at March 31, 2008 the Fund’s internal controls over financial reporting were effective.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.   Risk Factors

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

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$166,573	170,425	$0.9774
Feb-08	61,424	70,553	0.8706
Mar-08	—	—	0.8227
Apr-08	—	—	0.9285

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$640,648	674,295	$0.9501
Feb-08	610,686	722,192	0.8456
Mar-08	—	—	0.7984
Apr-08	—	—	0.9002

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$1.0268
Feb-08	—	—	0.9158
Mar-08	—	—	0.8665
Apr-08	—	—	0.9791

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$0.9896
Feb-08	42,999	48,763	0.8818
Mar-08	—	—	0.8335
Apr-08	—	—	0.9411

(1) Net Asset Value for all other purposes

(b) None.
(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

In February 2008, MLAI announced to the Members its intent to liquidate the Fund as of June 30, 2008. Effective March 1, 2008, subscriptions/exchanges in are no longer being accepted; however, redemptions/exchanges out are allowed through June 2008 at which time the remaining Members will redeem their capital upon the liquidation of the Fund. MLAI has agreed to waive payment for any remaining unreimbursed costs related to the initial offering of the Units.

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

ML APPLETON FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2008	By	/s/PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)